Form 10-Q
period 1996-11-30
MEGO MORTGAGE CORP
filed 1997-01-13
CIK 1023334

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
         (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended: November 30, 1996
-----------------------------------------------------------------------------
                                     OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________________to __________________

                          Commission file number:  0-21689
----------------------------------------------------------------------------

                                MEGO MORTGAGE CORPORATION
-----------------------------------------------------------------------------
                     (Exact name of registrant as specified charter)


              Delaware                                       88-0286042
---------------------------------------------            -------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
            or organization)                             Identification No.)

              1000 Parkwood Circle, Suite 500, Atlanta, Georgia 30339
-----------------------------------------------------------------------------
                (Address of principal executive offices)(Zip Code)

                                    (770) 952-6700
-----------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ ]    No [X]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 6, 1997, there were 12,300,000 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

                           MEGO MORTGAGE CORPORATION



                                     INDEX



                                                                                                             Page
PART I      FINANCIAL INFORMATION:

Item 1.     Financial Statements

            Statements of Financial Condition at
            November 30, 1996 and August 31, 1996 (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . .  1

            Statements of Operations for the Three Months Ended
            November 30, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

            Statements of Stockholders' Equity for
            the Three Months Ended November 30, 1996 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . .  3

            Statements of Cash Flows for the Three Months Ended
            November 30, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

            Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .  7

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           MEGO MORTGAGE CORPORATION
                       STATEMENTS OF FINANCIAL CONDITION
                (thousands of dollars, except per share amounts)
                                  (unaudited)

                                                                                                NOVEMBER 30,            AUGUST 31,
                                                                                                    1996                   1996
                                                                                                -----------             ---------
ASSETS
Cash and cash equivalents                                                                          $26,615               $   443
Cash deposits, restricted                                                                            2,044                 4,474
Loans held for sale, net of allowance for credit losses of $227 and $95                              6,538                 4,610
Mortgage related securities, at fair value                                                          23,049                22,944
Excess servicing rights                                                                             22,742                12,121
Mortgage servicing rights                                                                            4,789                 3,827
Other receivables                                                                                      321                    59
Property and equipment, net of accumulated depreciation
  of $355 and $279                                                                                   1,741                   865
Organizational costs, net of amortization                                                              434                   482
Prepaid debt expenses                                                                                2,852                   216
Prepaid commitment fee                                                                               3,045                     -
Other assets                                                                                           578                   565
                                                                                                   -------               -------
          TOTAL ASSETS                                                                             $94,748               $50,606
                                                                                                   =======               =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes and contracts payable                                                                      $ 1,662               $14,197
  Accounts payable and accrued liabilities                                                           5,946                 4,066
  Allowance for credit losses on loans sold with recourse                                            2,475                   920
  Due to parent company                                                                              3,412                11,994
  Due to affiliated company                                                                            324                   819
  State income taxes payable                                                                            91                   909
                                                                                                   -------               -------
          Total liabilities                                                                         13,910                32,905
                                                                                                   -------               -------
Subordinated Debt                                                                                   40,000                     -
                                                                                                   -------               -------
Stockholders' equity:
  Common Stock, $.01 par value per share
    Authorized -- 50,000,000 shares;
    Issued and outstanding -- 12,300,000 at November 30, 1996                                          123                   100
      and 10,000,000 at August 31, 1996
 Additional paid-in capital                                                                         29,185                 8,550
  Retained earnings                                                                                 11,530                 9,051
                                                                                                   -------               -------
          Total stockholders' equity                                                                40,838                17,701
                                                                                                   -------               -------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $94,748               $50,606
                                                                                                   =======               =======







                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION
                            STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                                  (unaudited)


                                                                                              THREE MONTHS ENDED
                                                                                                  NOVEMBER 30,
                                                                                         ----------------------------
                                                                                             1996            1995
                                                                                         -----------      -----------
REVENUES
  Gain on sale of loans                                                                  $     9,601      $     5,965
  Net unrealized loss on mortgage related securities                                            (235)               -
  Loan servicing income                                                                          638              891
  Interest income, net of interest expense of $645 and $468                                      355              138
                                                                                         -----------      -----------
          Total revenues                                                                      10,359            6,994
                                                                                         -----------      -----------
COSTS AND EXPENSES
  Provision for credit losses                                                                  1,711              297
  Depreciation and amortization                                                                  140              101
  Other interest                                                                                  47               47
  General and administrative:
    Payroll and benefits                                                                       1,816            1,084
    Commissions and selling                                                                      583              512
    Professional services                                                                        112              232
    Servicing fees paid to affiliate                                                             285              128
    Management services by affiliate                                                             242              168
    FHA insurance                                                                                203              231
    Other                                                                                      1,208              349
                                                                                         -----------      -----------
          Total costs and expenses                                                             6,347            3,149
                                                                                         -----------      -----------
INCOME BEFORE INCOME TAXES                                                                     4,012            3,845

INCOME TAXES                                                                                   1,533            1,538
                                                                                         -----------      -----------
NET INCOME                                                                               $     2,479      $     2,307
                                                                                         ===========      ===========




EARNINGS PER COMMON SHARE:
  Primary:
    Net income                                                                           $      0.24      $      0.23
                                                                                         ===========      ===========
  Weighted average number of common shares and
    common share equivalents outstanding                                                  10,317,102       10,000,000
  Fully diluted:                                                                         ===========      ===========
    Net income                                                                           $      0.24      $      0.23
                                                                                         ===========      ===========
  Weighted average number of common shares and
    common share equivalents outstanding                                                  10,319,051       10,000,000
                                                                                         ===========      ===========


                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 (thousands of dollars, except per share amounts)
                                  (unaudited)




                                                  COMMON STOCK
                                              ---------------------
                                                $0.01 PAR VALUE         ADDITIONAL
                                              ---------------------      PAID-IN       RETAINED
                                                SHARES       AMOUNT       CAPITAL      EARNINGS       TOTAL
                                              ----------     ------     ---------     --------       -------
Balance at August 31, 1996                    10,000,000       $100       $ 8,550      $ 9,051       $17,701

Sale of common stock, net of
  issuance costs                               2,300,000         23        20,635            -        20,658

Net income for the three months ended
  November 30, 1996                                    -          -             -        2,479         2,479
                                              ----------       ----       -------      -------       -------
Balance at November 30, 1996                  12,300,000       $123       $29,185      $11,530       $40,838
                                              ==========       ====       =======      =======       =======




                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                  (unaudited)

                                                                                        Three Months Ended
                                                                                           November 30,
                                                                                      --------------------
                                                                                        1996        1995
                                                                                      ---------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $  2,479    $  2,307
                                                                                      --------     -------
  Adjustments to reconcile net income to net cash used in operating activities:
    Additions to mortgage servicing rights                                              (1,209)       (447)
    Additions to excess servicing rights                                               (11,349)     (6,599)
    Net unrealized loss on mortgage related securities                                     235           -
    Provisions for estimated credit losses                                               1,711         297
    Depreciation and amortization expense                                                  140         101
    Amortization of excess servicing rights                                                728         511
    Amortization of mortgage servicing rights                                              247          11
    Accretion of residual interest in mortgage related securities                         (551)          -
    Repayments of mortgage related securities                                              211           -
    Loans originated for sale, net of loan feees                                       (62,462)    (33,715)
    Repayments on loans held for sale                                                       31          57
    Proceeds from sale of loans                                                         60,509      34,548
    Changes in operating assets and liabilities:
      Decrease (increase) in cash deposits, restricted                                   2,430      (1,657)
      Decrease (increase) in other assets, net                                            (868)         71
      Increase (decrease) in state income taxes payable                                   (818)        206
      Increase in other liabilities, net                                                 1,880         339
      Additions to due to affiliated company                                               850       3,013
      Payments on due to affiliated company                                             (1,345)         (5)
                                                                                      --------     -------
        Total adjustments                                                               (9,630)     (3,269)
                                                                                      --------     -------
          Net cash used in operating activities                                         (7,151)       (962)
                                                                                      --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                      (968)       (350)
                                                                                      --------     -------
          Net cash used in investing activities                                           (968)       (350)
                                                                                      --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on notes and contracts payable                               51,919      31,430
  Payments on notes and contracts payable                                              (64,454)    (31,560)
  Additions in due to parent company                                                     1,892       1,307
  Payments on due to parent company                                                    (13,474)          -
  Issuance of subordinated debt                                                         37,750           -
  Sale of common stock                                                                  20,658           -
                                                                                      --------     -------
          Net cash provided by financing activities                                     34,291       1,177
                                                                                      --------     -------

NET INCREASE (DECREASE) IN CASH                                                         26,172        (135)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                              443         752
                                                                                      --------     -------
CASH AND CASH EQUIVALENTS END OF PERIOD                                               $ 26,615     $   617
                                                                                      ========     =======



                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION
                      STATEMENTS OF CASH FLOWS (Continued)
                             (thousands of dollars)
                                  (unaudited)

                                                                                      Three Months Ended
                                                                                          November 30,
                                                                                       ------------------
                                                                                        1996        1995
                                                                                       ------       -----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                           $  758        $257
                                                                                       ======        ====
    State income taxes                                                                 $1,060         $25
                                                                                       ======        ====
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Addition to prepaid commitment fee and due to parent in
    connection with loan sale commitment received                                      $3,000        $  -
                                                                                       ======        ====

                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

1.       FINANCIAL STATEMENTS

         In the opinion of management, when read in conjunction with the audited Financial Statements for the years ended August 31, 1996 and 1995, contained in Mego Mortgage Corporation's Registration Statements on Form S-1 filed in conjunction with the registration of its common stock and debt offerings, the accompanying unaudited Financial Statements contain all of the information necessary to present fairly the financial position of Mego Mortgage Corporation at November 30, 1996 and the results of its operations and cash flows for the three months ended November 30, 1996 and 1995. The results of operations for the three months ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.       NATURE OF OPERATIONS

         Mego Mortgage Corporation (the Company) was incorporated on June 12, 1992, in the State of Delaware. The Company, through its loan correspondents and home improvement contractors, is primarily engaged in the business of originating, selling, servicing and pooling home improvement loans, certain of which qualify under the provisions of Title I of the National Housing Act which is administered by the U.S. Department of Housing and Urban Development (HUD). Pursuant to that program, 90% of the principal balances of the loans are U.S. government insured (Title I Loans), with cumulative maximum coverage equal to 10% of all Title I Loans originated by the Company. In May 1996, the Company commenced the origination of conventional home improvement, debt consolidation, and home equity loans through its network of loan correspondents and dealers.

         The Company was a wholly-owned subsidiary of Mego Financial Corp. (Mego Financial) until November 1996, when the Company issued 2,300,000 shares of its common stock in an underwritten public offering at $10.00 per share. As a result of this transaction, Mego Financial's ownership in the Company declined from 100% at August 31, 1996 to 81.3%. Mego Financial continues to have voting control on all matters submitted to the stockholders of the Company, including the election of directors and approval of extraordinary corporate transactions. Concurrently with the common stock offering, the Company issued $40 million of 12.5% Senior Subordinated Notes due in 2001 in an underwritten public offering. The proceeds received by the Company were used to repay borrowings and provide funds for future originations and securitizations of loans. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

3.       SUBSEQUENT EVENT

         On December 17, 1996, $67.3 million of loans were repurchased, securitized and sold by the Company, comprised of $36.7 million in Title I Loans and $30.6 million in conventional loans. Pursuant to this securitization, pass-through certificates evidencing interests in the pools of loans were sold in a public offering. The Company continues to service the sold loans and is entitled to receive from payments with respect to interest on the sold loans, a servicing fee equal to 1.00% per annum of the balance of each loan. The Company received certificates and contractual rights which will be recorded as mortgage related securities on the Statements of Financial Condition, representing the interest differential, after payment of servicing and other fees, between the interest paid by the obligors of the sold loans and the yield on the sold certificates. The Company may be required to repurchase loans that do not conform to the representations and warranties made by the Company in the securitization agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements, including the notes thereto, contained elsewhere herein.

GENERAL

         The Company originates, purchases, sells and services consumer loans consisting primarily of home improvement loans generally secured by liens on improved property through its network of correspondents and dealers. The home equity debt consolidation and conventional home improvement loans are purchased or originated by the Company in amounts up to a maximum of $75,000 with fixed rates and up to 25 year maturities, and are secured by a lien on the respective primary residence. The Title I Loans are purchased or originated by the Company in amounts up to a maximum of $25,000 with maturities up to 20 years. During the first quarter of fiscal 1997, the Company began offering non-FHA insured loans through its dealer division and debt consolidation loans to its borrowers through both its correspondent and dealer divisions.

         The following table sets forth certain data regarding loans originated, securitized and serviced by the Company during the three months ended November 30, 1996 and 1995:

                                                     THREE MONTHS ENDED NOVEMBER 30,
                                                --------------------------------------------
                                                       1996                       1995
                                                ------------------------  ------------------
Loan Originations:
-----------------
Principal amount of loans:
  Correspondents:
    Title I                                     $ 19,165,042    30.7%   $ 21,882,179   64.9%
    Conventional                                  30,850,495    49.4               -      -
                                               ------------     -----    ------------   ----
        Total Correspondents                     50,015,537     80.1      21,882,179   64.9
                                               ------------     -----    ------------   ----
    Dealers:
      Title I                                    12,238,858     19.6      11,832,670   35.1
      Conventional                                  207,279      0.3               -      -
                                               ------------    -----    ------------   ----
         Total Dealers                           12,446,137     19.9      11,832,670   35.1
                                               ------------    -----    ------------   ----
         Total                                  $62,461,674    100.0%   $ 33,714,849   100.0%
                                               ============    =====    ============   =====
Number of Loans Originated:
--------------------------
  Correspondents:
    Title I                                             942     30.8%          1,440    64.9%
    Conventional                                      1,076     35.1               -       -
                                                 -----------    ----    ------------   ----
         Total Correspondents                         2,018     65.9           1,440    64.9
                                                 -----------    ----    ------------   ----
  Dealers:
    Title I                                           1,034     33.8             778    35.1
    Conventional                                         10      0.3               -       -
                                                 -----------    ----    ------------   ----
        Total Dealers                                 1,044     34.1            778     35.1
                                                 -----------    ----    ------------   ----
        Total                                         3,062    100.0%         2,218    100.0%
                                               ============    =====   ============    =====

Loans Serviced  at end of period (including
-------------------------------------------
 notes securitized, sold to investors, and
-----------------------------------------
 held for sale):
 --------------
  Title I                                      $225,895,679     84.5%  $123,278,994    100.0%
  Conventional                                   41,590,163     15.5              -        -
                                                 -----------    ----    ------------   ----
       Total                                   $267,485,842    100.0%  $123,278,994    100.0%
                                               ============    =====   ============    =====




         The following table sets forth the principal balance of loans sold or securitized and related gain on sale data for the three months ended November 30, 1996 and 1995 (thousands of dollars):

                                                                                            THREE MONTHS ENDED
                                                                                               NOVEMBER 30,
                                                                                       --------------------------
                                                                                           1996           1995
                                                                                       ------------     ---------
                    Principal amount of loans sold:
                       Title I Loans                                                     $33,388        $35,026
                       Conventional                                                       27,121              -
                                                                                         -------        -------
                           Total                                                         $60,509        $35,026
                                                                                         =======        =======
                    Gain on sale of loans                                                $ 9,601        $ 5,965
                                                                                         =======        =======

                    Net unrealized loss on mortgage related securities                   $  (235)       $     -
                    Gain on sale of loans and unrealized gain on mortgage
                       related securities                                                $ 9,366        $ 5,965
                    Gain on sale of loans as a percentage of principal balance
                       of loans sold                                                        15.9%          17.0%

         The Company is obligated under certain agreements for the sale of loans and certain loan agreements to maintain various minimum net worth requirements. The most restrictive of these agreements requires the Company to maintain a minimum tangible net worth requirement of $12.5 million plus any issuance of capital stock or other capital instruments since August 31, 1995, plus 50% of the Company's cumulative net income since May 1, 1996. At November 30, 1996, the Company's minimum tangible net worth requirement was $36.7 million. Additionally, the Company is required to maintain a minimum level of profitability of at least $500,000 per rolling 6 month period.

         During the first quarter of fiscal 1997, no loans were sold through securitizations. In December 1996, $67.3 million of loans were repurchased and securitized. See Note 3 of Notes to Financial Statements for further discussion.

         The Company recognizes revenue from the gain on sale of loans, interest income and servicing income. Interest income, net, represents the interest received on loans in the Company's portfolio prior to their sale, net of interest paid under its debt agreements. The Company continues to service all loans sold to date. Net loan servicing income represents servicing fee income and other ancillary fees received for servicing loans less the amortization of capitalized mortgage servicing rights and excess servicing rights. Mortgage servicing rights and excess servicing rights are amortized over the estimated lives of the future net servicing fee income.

         The Company sells its loans through whole loan sales to third party purchasers, retaining the right to service the loans and to receive any amounts in excess of the guaranteed yield to the purchasers. In addition, the Company has sold loans through securitizations. Certain of the regular interests of the related securitizations are sold, with the interest only and residual class securities retained by the Company.

         As the holder of the residual securities, the Company is entitled to receive certain excess cash flows. These excess cash flows are calculated as the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through interest and principal to be paid to the holders of the regular securities and interest only securities, (ii) trustee fees, (iii) third-party credit enhancement and FHA insurance fees, (iv) servicing fees and
(v) estimated loan pool losses. The Company's right to receive the excess cash flows is subject to the satisfaction of certain reserve requirements which are specific to each securitization and are used as a means of credit enhancement.

         Delinquencies--The following table sets forth the delinquency and Title I insurance claims experience of loans serviced by the Company as of the dates indicated (thousands of dollars):


                                                                                             NOVEMBER 30,    AUGUST 31,
                                                                                                1996             1996
                                                                                            ------------     ------------

            Delinquency period (1)
              31-60 days past due                                                                2.59%            2.17%
              61-90 days past due                                                                0.88             0.85
              91 days and over past due (2)                                                      4.25             4.53
              91 days and over past due, net of claims filed (3)                                 1.72             1.94
            Outstanding claims filed with HUD (4)                                                2.53             2.59
            Outstanding number of Title I insurance claims                                        320              255
            Total servicing portfolio                                                       $ 267,486        $ 214,189
            Title I Loans serviced                                                            225,896          202,766
            Amount of FHA insurance available (5)                                              23,167           21,205
            Amount of FHA insurance available as a percentage
              of Title I Loans serviced                                                         10.26%(5)        10.46%
            Losses on liquidated loans (6)                                                  $      20        $      32

-----------------------
(1) Represents the dollar amount of delinquent loans as a percentage of total dollar amount of loans serviced by the Company (including loans owned by the Company) as of the dates indicated.

(2) During the year ended August 31, 1996 and the quarter ended November 30, 1996, the processing and payment of claims filed with HUD was delayed.

(3) Represents the dollar amount of delinquent loans net of delinquent Title I Loans for which claims have been filed with HUD and payment is pending as a percentage of total dollar amount of loans serviced by the Company (including loans owned by the Company) as of the date indicated.

(4) Represents the dollar amount of delinquent Title I Loans for which claims have been filed with HUD and payment is pending as a percentage of total dollar amount of loans serviced by the Company (including loans owned by the Company) as of the date indicated.

(5) If all claims with HUD had been processed as of November 30, 1996, the amount of FHA insurance available would have been reduced to $17.1 million, which as a percentage of Title I Loans serviced would have been 7.6%.

(6) On Title I Loans, a loss is recognized upon receipt of payment of a claim or final rejection thereof. Claims paid in a period may relate to a claim filed in an earlier period. Since the Company commenced its Title I lending operations in March 1994, there has been no final rejection of a claim by the FHA. Aggregate losses on liquidated Title I Loans related to 154 of the 474 Title I insurance claims made by the Company since commencing operations through November 30, 1996. Losses on Title I Loans liquidated will increase as the balance of the claims are processed by HUD. The Company has received an average payment from HUD equal to 90% of the outstanding principal balance of such Title I Loans, plus appropriate interest and costs.

         Pooling and servicing agreements relating to the Company's securitization transactions contain provisions with respect to the maximum permitted loan delinquency rates and loan default rates, which, if exceeded, would allow the termination of the Company's right to service the related loans. At November 30, 1996, the delinquency rates on the pool of loans sold in the March 1996 securitization transaction exceeded the permitted limit set forth in the related pooling and servicing agreement. Accordingly, this condition could result in the termination of the Company's servicing rights with respect to that pool of loans by the trustee, the master servicer or the insurance company providing credit enhancement for that transaction. Although the insurance company has indicated that it, and to its knowledge, the trustee and the master servicer, have no present intention to terminate the Company's servicing rights related to that pool of loans, no assurance can be given that one or more of such parties will not exercise its right to terminate. In the event of such termination, there would be a material adverse effect on the valuation of the Company's mortgage servicing rights and the results of operations in the amount of mortgage servicing rights ($1.8 million before tax and $1.1 million after tax at November 30, 1996) on the date of termination.

         The pooling and servicing agreements also require that certain delinquency and default rate thresholds be maintained. When these thresholds are exceeded, higher levels of overcollateralization are required which can cause a delay in cash receipts to the residual interest holders, causing an adverse valuation adjustment to the residual interest security. At November 30, 1996, such an adjustment was made for $235,000 on mortgage related securities related to the March 1996 securitization.

         Delinquencies have also decreased the amount of servicing fee revenue recorded during the period, as the Company's loan servicing revenue has been reduced by the amount of interest advanced to the owners of these loans. Loan servicing income decreased for the 3 months ended November 30, 1996 partially due to the advance of interest on delinquent loans.

         Delinquencies have increased during the three months ended November 30, 1996 from the August 31, 1996 levels. Since the Company began originating loans in 1994, an increasing level of delinquencies appear as expected on loans less than two years old. After this initial period, the level of delinquencies is not anticipated to increase. Management has transferred its entire collection function to Atlanta, Georgia to improve efficiency and coordination of collection efforts and to ensure consistent collection strategies with borrowers. The Company's loan collection functions are organized into two areas of operation: routine collections and management of nonperforming loans. Routine collection personnel are responsible for collecting loan payments that are less than 60 days contractually past due and providing prompt and accurate responses to all customer inquiries and complaints. Borrowers are contacted on the due date for each of the first six payments in order to encourage continued prompt payment. Generally, after six months of seasoning, collection activity will commence if the loan payment has not been made within five days of the due date. Borrowers usually will be contacted by telephone at least once every 5 days and also by written correspondence before the loan become 60 days delinquent. With respect to loan payments that are less than 60 days late, routine collection personnel utilize a system of mailed notices and telephonic conferences for reminding borrowers of late payments and encouraging borrowers to bring their accounts current. Installment payment invoices and return envelopes are mailed to each borrower on a monthly basis.

         Once a loan becomes 30 days past due, a collection supervisor generally analyzes the account to determine the appropriate course of remedial action. On or about the 45th day of delinquency, the supervisor determines if the property needs immediate inspection to determine if it is occupied or vacant. Depending upon the circumstances surrounding the delinquent account, a temporary suspension of payments or a repayment plan to return the account to current status may be authorized. It is the Company's policy to work with the delinquent customer to resolve the past due balance before Title I claim processing or legal action is initiated.

         Nonperforming loan management personnel are responsible for collection of severely delinquent loan payments (over 60 days late), filing Title I insurance claims or initiating legal action for foreclosure and recovery. Collection and Title I insurance claim personnel are responsible for collecting delinquent loan payments and seeking to mitigate losses by providing various alternatives for further actions, including modifications, managing Title I insurance claims, and utilizing a claim management system designed to track insurance claims for Title I Loans so that all required conditions precedent to claim perfection are met. A foreclosure coordinator will review all previous collection activity for conventional loans, evaluate the lien and equity position and obtain any additional information as necessary. Foreclosure regulations and practices and the rights of the owner in default vary from state to state, but generally procedures may be initiated if: (i) the loan is 90 days (120 days under California law) or more delinquent; (ii) a notice of default on a senior lien is received; or (iii) the Company discovers circumstances indicating potential for loss exposure.

RESULTS OF OPERATIONS

Three Months Ended November 30, 1996 compared to Three Months Ended November 30, 1995

         The Company originated $62.5 million of loans during the 3 months ended November 30, 1996 compared to $33.7 million of loans during the 3 months ended November 30, 1995, an increase of 85.3%. The increase is a result of the overall growth in the Company's business, including an increase in the number of active Correspondents and Dealers and an increase in the number of states served. At November 30, 1996, the Company had approximately 402 active Correspondents and 459 active Dealers, compared to approximately 289 active Correspondents and 467 active Dealers at November 30, 1995. Of the $62.5 million of loans originated for the 3 months ended November 30, 1996, $31.1 million were conventional loans. The Company did not originate conventional loans in the 3 months ended November 30, 1995.

         Total revenues increased 48.1% to $10.4 million for the 3 months ended November 30, 1996 from $7 million for the 3 months ended November 30, 1995.
The increase was primarily the result of the increased volume of loans originated and the gain on sale of such loans.

         Loan servicing income decreased 28.4% for the 3 months ended November 30, 1996 from $891,000 for the 3 months ended November 30, 1995 to $638,000 for the 3 months ended November 30, 1996. The decrease was primarily the result of increased amortization of excess servicing rights and mortgage servicing rights, and interest advances and reduced servicing fees related to $20.7 million in delinquencies at November 30, 1996 compared to $5.2 million at November 30, 1995.

         Interest income on loans held for sale and mortgage related securities, net of interest expense, increased 157.3% to $355,000 during the 3 months ended November 30, 1996 from $138,000 during the 3 months ended November 30, 1995. The increase was primarily the result of the increase in the average size of the portfolio of loans held for sale, and the increased mortgage related securities portfolio.

         The provision for credit losses increased 476.1% to $1.7 million for the 3 months ended November 30, 1996 from $297,000 for the 3 months ended November 30, 1995. The increase in the provision was directly related to the increase in volume and mix of loans originated in the 3 months ended November 30, 1996 compared to the 3 months ended November 30, 1995. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. As the Company increased its mix of conventional loan originations as compared to Title I Loan originations, the provision for credit losses as a percentage of loans originated increased due to the greater credit risk associated with conventional loans.

         Total general and administrative expenses increased 64.5% to $4.4 million for the 3 months ended November 30, 1996 compared to $2.7 million for the 3 months ended November 30, 1995. The increase was primarily a result of increased payroll related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel as a result of the expansion of the Company's business and costs related to the opening of additional offices.

         Payroll and benefits expense increased 67.5% to $1.8 million for the 3 months ended November 30, 1996 from $1.1 million for the 3 months ended November 30, 1995. The number of employees increased to 206 at November 30, 1996 from 130 at November 30, 1995, due to increased staff necessary to support the business expansion and improve quality control.

         Commissions and selling expenses increased 13.9% to $583,000 for the 3 months ended November 30, 1996 from $512,000 for the 3 months ended November 30, 1995 while loan originations increased by $28.7 million to $62.5 million at November 30, 1996. The sales network expanded to substantially all states, adding new personnel and offices to further the loan origination growth strategy.

         Professional services decreased 51.7% to $112,000 for the 3 months ended November 30, 1996 from $232,000 for the 3 months ended November 30, 1995 due primarily to decreased audit and legal fees. The level of professional service fees in fiscal 1997 is not anticipated to be as high as in fiscal 1996.

         Servicing fees paid to affiliate increased 122.7% to $285,000 for the 3 months ended November 30, 1996 from $128,000 for 3 months ended November 30, 1995 due primarily to a larger loan servicing portfolio. Management services by affiliate increased 44% to $242,000 for the 3 months ended November 30, 1996 from $168,000 for the 3 months ended November 30, 1995. These expenses represent services provided by Preferred Equities Corporation (PEC), including executive, accounting, legal, management information, data processing, human resources, advertising and promotional materials.

         FHA insurance decreased 12.1% to $203,000 for the 3 months ended November 30, 1996 from $231,000 for the 3 months ended November 30, 1995 due primarily to a decrease of $2.3 million in Title I Loan originations.

         Other general and administrative expenses increased 246.1% to $1.2 million for the 3 months ended November 30, 1996 from $349,000 for the 3 months ended November 30, 1995, due primarily to increased expenses related to the ongoing expansion of facilities and increased communications costs and adjustments related to prior securitizations.

         Income before income taxes increased to $4 million for the 3 months ended November 30, 1996 from $3.8 million for the 3 months ended November 30, 1995.

         As a result of the foregoing, net income increased 7.5% to $2.5 million for the 3 months ended November 30, 1996 from $2.3 million for the 3 months ended November 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents for the Company was $26.6 million at November 30, 1996 compared to $443,000 at August 31, 1996. The increase was primarily due to the proceeds received from the common stock and debt offerings of the Company. The Company's principal cash requirements which relate to loan originations require continued access to sources of debt financing and sales in the secondary market of loans.

         As a result of the substantial growth in loan originations, the Company has operated since March 1994, and expects to continue to operate for the foreseeable future, on a negative cash flow basis. During the 3 months ended November 30, 1996, the Company operated on a negative cash flow basis using $7.2 million in operations that was funded primarily from borrowings, due primarily to an increase in loans originated and the Company's sale of loans. In connection with whole loan sales and securitizations, the Company recognizes a gain on sale of the loans upon the closing of the transaction and the delivery of the loans, but does not receive the cash representing such gain until it receives the excess servicing spread, which is payable over the actual life of the loans sold. The Company incurs significant expenses in connection with securitizations and incurs tax liabilities as a result of the gain on sale. The Company must maintain external sources of cash to fund its operations and pay its taxes and therefore must maintain warehouse lines of credit and other external funding sources. If the capital sources of the Company were to decrease, the rate of growth of the Company would be negatively affected.

         In November 1996, the Company issued 2,300,000 shares of its common stock in an underwritten public offering at $10.00 per share. As a result of this transaction, Mego Financial's ownership in the Company declined from 100% at August 31, 1996 to 81.3%. Mego Financial continues to have voting control on all matters submitted to stockholders of the Company, including the election of directors and approval of extraordinary corporate transactions.
Concurrently with the common stock offering, the Company issued $40 million of 12.5% Senior Subordinated Notes due in 2001 in an underwritten public offering. The Company used approximately $13.9 million of the aggregate net proceeds received from the offerings to repay amounts due to Mego Financial and an affiliate and approximately $21.5 million reducing the amounts outstanding under the Company's warehouse and revolving lines of credit. The warehouse line of credit currently bears interest at 1% over the prime rate and will expire in August 1997. The revolving line of credit has been repaid. Additionally, the Company repaid $3 million under a repurchase agreement. The remaining funds received by the Company will be used to provide capital to originate and securitize loans. Pending such use, approximately $18 million of the remaining funds have been invested in high quality, short term interest-bearing investment and deposit accounts.

         The pooling and servicing agreements relating to the Company's securitizations require the Company to build over-collateralization levels through retention within each securitization trust of excess servicing distributions and application thereof to reduce the principal balances of the senior interests issued by the related trust or cover interest shortfalls.
This retention causes the aggregate principal amount of the loans in the related pool to exceed the aggregate principal balance of the outstanding investor certificates. Such over-collateralization amounts serve as credit enhancement for the related trust and therefore are available to absorb losses realized on loans held by such trust. The Company continues to be subject to the risks of default and foreclosure following the sale of loans through securitizations to the extent excess servicing distributions are required to be retained or applied to reduce principal or cover interest shortfalls from time to time. Such retained amounts are predetermined by the entity insuring the related senior interests and are a condition to obtaining insurance and an AAA/Aaa rating thereon. In addition, such retention delays cash distributions that otherwise would flow to the Company through its retained interests, thereby adversely affecting the flow of cash to the Company.

         The Company's cash requirements arise from loan originations, payments of operating and interest expenses, taxes, and deposits to reserve accounts related to loan sale transactions. Loan originations are initially funded principally through the Company's $20 million warehouse line of credit pending the sale of loans in the secondary market. Substantially all of the loans originated by the Company are sold. Net cash used in the Company's operating activities was funded primarily from the reinvestment of proceeds from the sale of loans in the secondary market totaling approximately $60.5 million for the 3 months ended November 30, 1996. The loan sale transactions required the subordination of certain cash flows payable to the Company to the payment of scheduled principal and interest due to the loan purchasers. In connection with certain of such sale transactions, a portion of amounts payable to the Company from the excess interest spread is required to be maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the reserve account until a specified percentage of the principal balances of the sold loans is accumulated therein.

         Excess interest spread payable to the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections of interest from borrowers who default on the payments on the loans until the Company's deposits into the reserve account equal the specified percentage. The excess interest required to be deposited and maintained in the respective reserve accounts is not available to support the cash flow requirements of the Company. At November 30, 1996, amounts on deposit in such reserve accounts totaled $2 million.

         Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans in the secondary market, are essential for the continuation of the Company's loan origination operations. At November 30, 1996, the Company had a $20 million warehouse line of credit (Warehouse Line) for the financing of loan originations which expires in August 1997. At November 30, 1996, $0 was outstanding under the Warehouse Line and $20 million was available due to the repayment of the outstanding balance from the proceeds of the common stock and debt offerings. The Warehouse Line bears interest at the prime rate plus 1% per year and is secured by loans prior to sale. The agreement with the lender requires the Company to maintain a minimum tangible net worth of $12.5 million plus any issuance of capital stock or other capital instruments since August 31, 1995, plus 50% of the Company's cumulative net income after May 1, 1996, and a minimum level of profitability of at least $500,000 per rolling 6 month period. At November 30, 1996, the Company's minimum tangible net worth requirement was $36.7 million. While the Company believes that it will be able to maintain its existing credit facilities and obtain replacement financing as it credit arrangements mature and additional financing, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all.

         The Company also sells loans through whole loan sales. The Company entered into 3 agreements with financial institutions to which an aggregate of $290.3 million in principal amount of loans had been sold at November 30, 1996, for an amount equal to their remaining principal balances and accrued interest. Pursuant to the agreements, the purchasers are entitled to receive interest at various rates. The Company retained the right to service the loans and the right to receive the difference (excess interest) between the sold loans' stated interest rate and the yield to the purchasers. The Company is required to maintain reserve accounts ranging from 1% to 2% of the declining principal balance of the loans sold pursuant to the agreement funded from the excess interest received by the Company less its servicing fee to fund shortfalls in collections from borrowers who default in the payment of principal or interest.

         In November 1996, the Company entered into an agreement with a financial institution, providing for the purchase of up to $2 billion of loans over a 5 year period. Pursuant to the agreement, Mego Financial issued to the financial institution four-year warrants to purchase 1,000,000 shares of Mego Financial's common stock at an exercise price of $7.125 per share. The agreement also provides (i) that so long as the aggregate principal balance of loans purchased by the financial institution and not resold to third parties exceeds $100 million, the financial institution shall not be obligated to purchase, and the Company shall not be obligated to sell, loans under the agreement and (ii) that the percentage of conventional loans owned by the financial institution at any one-time and acquired pursuant to the agreement shall not exceed 65% of the total amount of loans owned by the financial institution at such time and acquired pursuant to the agreement. The value of the warrants of $3 million (0.15% of the commitment amount) as of the commitment date, was charged to the Company and is being amortized as the commitment for the purchase of loans is utilized. At November 30, 1996, $1.9 billion remained available to be sold under the commitment. The financial institution has also agreed to provide the Company a separate one-year facility of up to $11 million for the financing of the interest only and residual certificates from future securitizations.

         During the 3 months ended November 30, 1996 and November 30, 1995, the Company used cash of $7.2 million and $962,000, respectively, in operating activities. During the 3 months ending November 30, 1996 and 1995, the Company used cash of $968,000 and $350,000, respectively, in investing activities, which was substantially expended for office equipment and furnishings and data processing equipment. During the 3 months ended November 30, 1996 and 1995, the Company provided cash of $34.3 million and $1.2 million, respectively, in financing activities.

         The Company believes that its capital requirements will be met from the recent stock and debt offering proceeds, cash balances, internally generated cash, existing lines of credit, sales and securitizations of loans, and the modification, replacement or addition to its credit lines.

FINANCIAL CONDITION

November 30, 1996 compared to August 31, 1996

         Cash and cash equivalents increased 5,907.9% to $26.6 million at November 30, 1996 from $443,000 at August 31, 1996 primarily as a result of the proceeds from the Company's common stock and debt offerings used to acquire short term investments after repayment of debt.

         Restricted cash deposits decreased 54.3% to $2 million at November 30, 1996 from $4.5 million at August 31, 1996 due to a reduction in the level required from an agreement with a financial institution, of $1.4 million at November 30, 1996.

         Loans held for sale, net, increased 41.8% to $6.5 million at November 30, 1996 from $4.6 million at August 31, 1996 primarily as a result of increased loan originations and timing of loan sales.

         The Company provides an allowance for credit losses, in an amount which in the Company's judgment will be adequate to absorb losses on loans and after FHA insurance recoveries on the loans, that may become uncollectible. The Company's judgment in determining the adequacy of this allowance is based on its continual review of its portfolio which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, and current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality. Changes in the allowance for credit losses for loans consist of the following (thousands of dollars):

                                                                                          THREE MONTHS ENDED
                                                                                              NOVEMBER 30,
                                                                                                 1996
                                                                                               --------

                    Balance at August 31, 1996                                                  $1,015
                    Provisions for credit losses                                                 1,711
                    Amounts charged to allowance for credit losses                                 (24)
                                                                                                -------

                             Balance at November 30, 1996                                       $2,702
                                                                                                ======
                    Allowance for credit losses                                                 $  227
                    Allowance for credit losses on loans sold with recourse                      2,475
                                                                                                ------

                             Total                                                              $2,702
                                                                                                ======

         Excess servicing rights increased 87.6% to $22.7 million at November 30, 1996 from $12.1 million at August 31, 1996. The increase is due to $60.5 million of loan sales during the period using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar rights. The Company believes that the excess servicing rights recognized at the time of sale do not exceed the amount that would be received if such rights were sold at fair market value in the marketplace. The excess cash flow created through securitization which had been recognized as excess servicing rights on loans reacquired and securitized are included in the cost basis of the mortgage related securities. Mortgage related securities were $23 million at November 30, 1996 and $22.9 million at August 31, 1996.
The Company had no securitization transactions during the 3 months ended November 30, 1996.

         Activity in excess servicing rights consist of the following (thousands of dollars):

                                                                                             THREE MONTHS ENDED
                                                                                                NOVEMBER 30,
                                                                                                    1996
                                                                                           ----------------------

            Balance at August 31, 1996                                                              $12,121
            Plus:  Additions                                                                         11,349
            Less:  Amortization                                                                        (728)
                                                                                                ------------

                     Balance at November 30, 1996                                                   $22,742
                                                                                                ===========

         As of November 30, and August 31, 1996, excess servicing rights consisted of excess cash flows on serviced loans totaling $137.1 million and $81.5 million, yielding weighted average interest rates of 12.9% and 12.8%, net of normal servicing and pass-through fees and weighted average pass-through yields to the investor of 7.8% and 8.1%, respectively. These loans were sold under recourse provisions.

         Mortgage servicing rights increased 25.1% to $4.8 million at November 30, 1996 from $3.8 million at August 31, 1996 as a result of additional sales of loans and the resulting increase in sales of loans serviced to $60.5 million during the first quarter of fiscal 1997 from $35 million during the first quarter of fiscal 1996.

         Property and equipment, net, increased 101.3% to $1.7 million at November 30, 1996 from $865,000 at August 31, 1996 due to increased purchases of office equipment related to facility expansion.

         Notes and contracts payable decreased 88.3% to $1.7 million at November 30, 1996 from $14.2 million at August 31, 1996 due to the paydown of debt from the proceeds of the stock and debt offerings.

         Accounts payable and accrued liabilities increased 46.2% to $5.9 million at November 30, 1996 from $4.1 million at August 31, 1996, primarily as a result of increases in accrued payroll, interest and other unpaid operational costs.

         Due to parent company decreased 71.6% to $3.4 million at November 30, 1996 from $12 million at August 31, 1996. The decrease was primarily attributable to the payment of federal income taxes owed to Mego Financial as a result of the filing of a consolidated federal tax return and advances due Mego Financial.

         Stockholder's equity increased 130.7% to $40.8 million at November 30, 1996 from $17.7 million at August 31, 1996 as a result of the sale of the Company's stock and additional paid-in capital, and net income of $2.5 million during the 3 months ended November 30, 1996.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events, including the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for home improvement and debt consolidation loans; the effect of general economic conditions generally and specifically changes in interest rates; the effect of competition; the Company's dependence on the ability to sell its loans; and the regulation of the Company by federal, state and local regulatory authorities. Actual events or results may differ as a result of these and other factors.

PART II   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

No reportable events occurred during the three month period ended November 30, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibit Number                  Description
-------------           ---------------------------
    27.1                  Financial Data Schedule
                             (For SEC Use Only)

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           MEGO MORTGAGE CORPORATION



                           By: /s/ DAVID A. CLEVELAND
                               -------------------------------------------
                               David A. Cleveland
                               Vice President and Chief Accounting Officer


Date:    January 13, 1997
      -------------------