Form 10-Q
period 1997-02-28
MEGO MORTGAGE CORP
filed 1997-04-14
CIK 1023334

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                     TO

                           COMMISSION FILE NUMBER: 0-21689

                            -----------------------------

                              MEGO MORTGAGE CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     88-0286042
(STATE OR OTHER JURISDICTION OF INCORPORATION                (I.R.S. EMPLOYER
               OR ORGANIZATION)                            IDENTIFICATION NO.)

            1000 PARKWOOD CIRCLE, SUITE 500, ATLANTA, GEORGIA 30339
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

                                 (770) 952-6700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            ------------------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of April 11, 1997, there were 12,300,000 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

================================================================================

                           MEGO MORTGAGE CORPORATION

                                     INDEX

                          PART I FINANCIAL INFORMATION

                                                                                           PAGE
                                                                                           ----
Item 1.   Financial Statements
          Statements of Financial Condition at February 28, 1997 and August 31, 1996
          (Unaudited)....................................................................    1
          Statements of Operations for the Three and Six Months Ended February 28, 1997
          and February 29, 1996 (Unaudited)..............................................    2
          Statements of Stockholders' Equity for the Six Months Ended February 28, 1997
          (Unaudited)....................................................................    3
          Statements of Cash Flows for the Six Months Ended February 28, 1997 and
          February 29, 1996 (Unaudited)..................................................    4
          Notes to Financial Statements..................................................    5
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................    9
PART II OTHER INFORMATION
Item 1.   Legal Proceedings..............................................................   19
Item 6.   Exhibits and Reports on Form 8-K...............................................   19
SIGNATURE................................................................................   20

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MEGO MORTGAGE CORPORATION

                       STATEMENTS OF FINANCIAL CONDITION
                (thousands of dollars, except per share amounts)
                                  (unaudited)

                                                                        FEBRUARY 28,     AUGUST 31,
                                                                            1997            1996
                                                                        ------------     ----------
ASSETS
Cash and cash equivalents.............................................    $ 14,885        $    443
Cash deposits, restricted.............................................       5,562           4,474
Loans held for sale, net of allowance for credit losses of $372 and
  $95.................................................................      10,762           4,610
Mortgage related securities, at fair value............................      64,535          22,944
Excess servicing rights...............................................          --          12,121
Mortgage servicing rights.............................................       5,805           3,827
Other receivables.....................................................         403              59
Property and equipment, net of accumulated depreciation of $444 and
  $279................................................................       1,816             865
Organizational costs, net of amortization.............................         385             482
Prepaid debt expenses.................................................       2,747             216
Prepaid commitment fee................................................       2,886              --
Other assets..........................................................         593             565
                                                                          --------        --------
          TOTAL ASSETS................................................    $110,379        $ 50,606
                                                                          ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes and contracts payable.........................................    $ 10,986        $ 14,197
  Accounts payable and accrued liabilities............................       9,408           4,066
  Allowance for credit losses on loans sold with recourse.............       1,471             920
  Due to parent company...............................................       3,744          11,994
  Due to affiliated company...........................................         324             819
  State income taxes payable..........................................         237             909
                                                                          --------        --------
          Total liabilities...........................................      26,170          32,905
                                                                          --------        --------
Subordinated debt.....................................................      40,000              --
                                                                          --------        --------
Stockholders' equity:
  Common Stock, $.01 par value per share
     (Authorized -- 50,000,000 shares;
     Issued and outstanding -- 12,300,000 at February 28, 1997 and
      10,000,000 at August 31, 1996)..................................         123             100
  Additional paid-in capital..........................................      29,185           8,550
  Retained earnings...................................................      14,901           9,051
                                                                          --------        --------
          Total stockholders' equity..................................      44,209          17,701
                                                                          --------        --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $110,379        $ 50,606
                                                                          ========        ========

                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION

                            STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                                  (unaudited)

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                        -----------------------------     -----------------------------
                                        FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                            1997             1996             1997             1996
                                        ------------     ------------     ------------     ------------
REVENUES
  Gain on sale of loans...............   $    10,428      $     4,845      $    20,029      $    10,810
  Net unrealized gain on mortgage
     related securities...............         3,143               --            2,908               --
  Loan servicing income, net..........           560              870            1,198            1,761
  Interest income.....................         2,029              195            3,029              526
  Less: Interest expense..............        (1,503)            (198)          (2,148)            (391)
                                         -----------      -----------      -----------      -----------
  Net interest income.................           526               (3)             881              135
                                         -----------      -----------      -----------      -----------
          Total revenues..............        14,657            5,712           25,016           12,706
                                         -----------      -----------      -----------      -----------
COSTS AND EXPENSES
  Provision for credit losses.........         3,805              200            5,516              497
  Depreciation and amortization.......           156              273              296              374
  Other interest......................            51               31               98               78
  General and administrative:
     Payroll and benefits.............         2,497            1,167            4,313            2,251
     Commissions and selling..........           651              505            1,234            1,017
     Credit reports...................           380               43              533               98
     Rent and lease expenses..........           180               81              451              157
     Professional services............           195               41              307              145
     Servicing fees paid to
       affiliate......................           372              163              657              291
     Management services by
       affiliate......................           242              168              484              335
     FHA insurance....................            75              103              278              334
     Other............................           604              338            1,388              685
                                         -----------      -----------      -----------      -----------
          Total costs and expenses....         9,208            3,113           15,555            6,262
                                         -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAXES............         5,449            2,599            9,461            6,444
INCOME TAXES..........................         2,078            1,040            3,611            2,578
                                         -----------      -----------      -----------      -----------
NET INCOME............................   $     3,371      $     1,559      $     5,850      $     3,866
                                         ===========      ===========      ===========      ===========
EARNINGS PER COMMON SHARE:
  Primary:
     Net income.......................   $      0.27      $      0.16      $      0.51      $      0.39
                                         ===========      ===========      ===========      ===========
     Weighted average number of common
       shares and common share
       equivalents outstanding........    12,476,069       10,000,000       11,463,259       10,000,000
                                         ===========      ===========      ===========      ===========
  Fully Diluted:
     Net income.......................   $      0.27      $      0.16      $      0.51      $      0.39
                                         ===========      ===========      ===========      ===========
     Weighted average number of common
       shares and common share
       equivalents outstanding........    12,544,291       10,000,000       11,539,168       10,000,000
                                         ===========      ===========      ===========      ===========

                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                (thousands of dollars, except per share amounts)
                                  (unaudited)

                                                 COMMON STOCK
                                                $.01 PAR VALUE       ADDITIONAL
                                             --------------------     PAID-IN      RETAINED
                                               SHARES      AMOUNT     CAPITAL      EARNINGS     TOTAL
                                             ----------    ------    ----------    --------    -------
Balance at August 31, 1996.................  10,000,000     $100       $ 8,550      $ 9,051    $17,701

Sale of common stock net of issuance
  costs....................................   2,300,000       23        20,635           --     20,658

Net income for the six months ended
  February 28, 1997........................          --       --            --        5,850      5,850
                                             ----------     ----       -------      -------    -------

Balance at February 28, 1997...............  12,300,000     $123       $29,185      $14,901    $44,209
                                             ==========     ====       =======      =======    =======

                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION

                            STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                  (unaudited)

                                                                              SIX MONTHS ENDED
                                                                        -----------------------------
                                                                        FEBRUARY 28,     FEBRUARY 29,
                                                                            1997             1996
                                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................    $   5,850        $  3,866
                                                                          ---------        --------
  Adjustments to reconcile net income to net cash used in operating activities:
    Additions to mortgage servicing rights............................       (3,086)           (695)
    Additions to excess servicing rights..............................           --         (11,826)
    Net unrealized gain on mortgage related securities................       (2,908)             --
    Additions to mortgage related securities..........................      (26,715)             --
    Provisions for estimated credit losses............................        5,516             497
    Depreciation and amortization expense.............................          296             374
    Amortization of excess servicing rights...........................           --           1,322
    Amortization of mortgage servicing rights.........................        1,108             164
    Accretion of residual interest in mortgage related securities.....       (1,306)             --
    Payments on mortgage related securities...........................          503              --
    Amortization of mortgage related securities.......................          956              --
    Loans originated for sale, net of loan fees.......................     (173,722)        (56,093)
    Payments on loans held for sale...................................          520             130
    Proceeds from sale of loans.......................................      167,441          56,421
    Changes in operating assets and liabilities:
      Increase in cash deposits, restricted...........................       (1,088)         (2,958)
      Increase in other assets, net...................................       (5,895)            (70)
      Increase (decrease) in state income taxes payable...............         (672)            387
      Increase in other liabilities, net..............................        5,342             713
      Additions to due to affiliated company..........................        1,764             916
      Payments on due to affiliated company...........................       (2,259)            (21)
                                                                          ---------        --------
         Total adjustments............................................      (34,205)        (10,739)
                                                                          ---------        --------
             Net cash used in operating activities....................      (28,355)         (6,873)
                                                                          ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment..................................       (1,155)           (468)
  Proceeds from the sale of property and equipment....................            5              --
                                                                          ---------        --------
             Net cash used in investing activities....................       (1,150)           (468)
                                                                          ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on notes and contracts payable.............      123,067          52,446
  Payments on notes and contracts payable.............................     (126,278)        (50,832)
  Additions in due to parent company..................................        3,669           6,066
  Payments on due to parent company...................................      (14,919)             --
  Issuance of subordinated debt.......................................       37,750              --
  Sale of common stock................................................       20,658              --
                                                                          ---------        --------
             Net cash provided by financing activities................       43,947           7,680
                                                                          ---------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.............................       14,442             339
                                                                          ---------        --------
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD......................          443             752
                                                                          ---------        --------
CASH AND CASH EQUIVALENTS -- END OF PERIOD............................    $  14,885        $  1,091
                                                                          =========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest..........................................................    $   1,041        $    486
                                                                          =========        ========
    State income taxes................................................    $   1,241        $     25
                                                                          =========        ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Addition to prepaid commitment fee and due to parent in connection
    with loan sale commitment received................................    $   3,000        $     --
                                                                          =========        ========

                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
   FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                  (unaudited)

 1. FINANCIAL STATEMENTS

     In the opinion of management, when read in conjunction with the audited Financial Statements for the years ended August 31, 1996 and 1995, contained in Mego Mortgage Corporation's Registration Statements on Form S-1 filed in conjunction with the registration of its common stock and debt offering, the accompanying unaudited Financial Statements contain all of the information necessary to present fairly the financial position of Mego Mortgage Corporation at February 28, 1997 and the results of its operations for the three and six months ended February 28, 1997 and February 29, 1996. Certain reclassifications have been made to conform prior periods with the current period presentation. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended February 28, 1997, are not necessarily indicative of the results to be expected for the full year.

 2. NATURE OF OPERATIONS

     Mego Mortgage Corporation (the Company) was incorporated on June 12, 1992, in the State of Delaware. The Company, through its loan corespondents and home improvement contractors, is primarily engaged in the business of originating, selling, servicing and pooling home improvement and other consumer loans, certain of which qualify under the provisions of Title I of the National Housing Act which is administered by the U.S. Department of Housing and Urban Development (HUD). Pursuant to that program, 90% of the principal balances of the loans are U.S. government insured (Title I Loans), with cumulative maximum coverage equal to 10% of all Title I Loans originated by the Company. In May 1996, the Company commenced the origination of conventional home improvement, debt consolidation, and home equity loans through its network of loan correspondents and dealers.

     The Company was a wholly-owned subsidiary of Mego Financial Corp. (Mego Financial) until November 1996, when the Company issued 2,300,000 shares of its common stock in an underwritten public offering at $10.00 per share. As a result of this transaction, Mego Financial's ownership in the Company declined from 100% at August 31, 1996 to 81.3%. Mego Financial continues to have voting control on all matters submitted to the stockholders of the Company, including the election of directors and approval of extraordinary corporate transactions. Concurrently with the common stock offering, the Company issued $40 million of 12.5% Senior Subordinated Notes due in 2001 in an underwritten public offering. The proceeds received by the Company have been and will be used to repay borrowings and provide funds for future originations and securitizations of loans. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

 3. SUBSEQUENT EVENT

     On March 10, 1997, $89.7 million of loans were repurchased, securitized and sold by the Company, comprised of $21.9 million of Title I Loans and $67.8 million of conventional loans. Pursuant to this securitization, asset-backed notes secured by the loans were sold in a public offering. The Company continues to service the sold loans and is entitled to receive from payments with respect to interest on the sold loans, a servicing fee equal to 1.00% per annum on the remaining principal balance of each loan. The Company received certificates and contractual rights which will be recorded as mortgage related securities on the Statements of Financial Condition, representing the interest differential, after payment of servicing and other fees, between the interest paid by the obligors of the sold loans and the yield on the sold notes. The Company

                           MEGO MORTGAGE CORPORATION

   FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                  (unaudited)

may be required to repurchase loans that do not conform to the representations and warranties made by the Company in the securitization agreements. As of February 28, 1997, the gain on certain whole loan sales during the quarter has been recorded which approximates the gain on this securitization sale.

 4. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", (SFAS 125) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. The statement requires the Company's existing and future excess servicing rights be measured at fair market value and reclassified as interest only strip receivables, carried as mortgage related securities, and accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     As required by the statement, the Company adopted the new requirements effective January 1, 1997 and applied them prospectively. The book value of the Company's mortgage related securities approximates fair value. No material impact resulted from the implementation of SFAS 125.

     The following table reflects the components of mortgage related securities as required by SFAS 125, at February 28, 1997:

            Interest only receivables (formerly excess servicing
              rights)..................................................  $12,870
            Interest only strip securities.............................    7,300
            Residual interest securities...............................   44,365
                                                                         -------
                      Total mortgage related securities................  $64,535
                                                                         =======

     All mortgage related securities are classified as trading securities and are recorded at their estimated fair value. Changes in the estimated fair values are recorded in current operations.

     The FASB issued SFAS No. 128, "Earnings per Share" (SFAS 128) in March 1997, effective for financial statements issued after December 15, 1997. The statement provides simplified standards for the computation and presentation of earnings per share (EPS), making EPS comparable to international standards. SFAS 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under APB Opinion No. 15.

     Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation.

                           MEGO MORTGAGE CORPORATION

   FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                  (unaudited)

     Data utilized in calculating proforma earnings per share under the SFAS 128 statement are as follows:

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                              ---------------------------   ---------------------------
                                              FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 29,
                                                  1997           1996           1997           1996
                                              ------------   ------------   ------------   ------------
BASIC:
  Net income................................   $ 3,371,000    $ 1,559,000    $ 5,850,000    $ 3,866,000
                                               ===========    ===========    ===========    ===========
  Weighted average number of common
     shares.................................    12,300,000     10,000,000     11,296,133     10,000,000
                                               ===========    ===========    ===========    ===========
DILUTED:
  Net income................................   $ 3,371,000    $ 1,559,000    $ 5,850,000    $ 3,866,000
                                               ===========    ===========    ===========    ===========
  Weighted average number of common shares
  and common share equivalents
  outstanding...............................    12,476,069     10,000,000     11,463,259     10,000,000
                                               ===========    ===========    ===========    ===========

     The following tables reconcile the net income applicable to common stockholders, and basic and diluted shares and EPS for the following periods:

                                      THREE MONTHS ENDED                      THREE MONTHS ENDED
                                       FEBRUARY 28, 1997                       FEBRUARY 29, 1996
                              -----------------------------------     -----------------------------------
                                                        PER-SHARE                               PER-SHARE
                                INCOME       SHARES      AMOUNT         INCOME       SHARES      AMOUNT
                              ----------   ----------   ---------     ----------   ----------   ---------
Net income..................  $3,371,000                              $1,559,000
                              ----------                              ----------
BASIC EPS:
  Income applicable to
  common stockholders.......   3,371,000   12,300,000     $0.27        1,559,000   10,000,000     $0.16
                                                          =====                                   =====
Effect of dilutive
  securities:
  Warrants..................          --           --                         --           --
  Stock options.............          --      176,069                         --           --
                              ----------   ----------                 ----------   ----------
DILUTED EPS:
  Income applicable to
  common stockholders and
  assumed conversions.......  $3,371,000   12,476,069     $0.27       $1,559,000   10,000,000     $0.16
                              ==========   ==========     =====       ==========   ==========     =====

                           MEGO MORTGAGE CORPORATION

   FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                  (unaudited)

                                       SIX MONTHS ENDED                        SIX MONTHS ENDED
                                       FEBRUARY 28, 1997                       FEBRUARY 29, 1996
                              -----------------------------------     -----------------------------------
                                                        PER-SHARE                               PER-SHARE
                                INCOME       SHARES      AMOUNT         INCOME       SHARES      AMOUNT
                              ----------   ----------   ---------     ----------   ----------   ---------
Net income..................  $5,850,000                              $3,866,000
                              ----------                              ----------
BASIC EPS
  Income available to common
  stockholders..............   5,850,000   11,296,133     $0.52        3,866,000   10,000,000     $0.39
                                                          =====                                   =====
Effect of dilutive
  securities:
  Warrants..................          --           --                         --           --
  Stock options.............          --      167,126                         --           --
                              ----------   ----------                 ----------   ----------
DILUTED EPS
  Income available to common
  stockholders and assumed
  conversions...............  $5,850,000   11,463,259     $0.51       $3,866,000   10,000,000     $0.39
                              ==========   ==========     =====       ==========   ==========     =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Statements, including the notes thereto, contained elsewhere herein.

GENERAL

     The Company originates, purchases, sells, securitizes and services consumer loans consisting primarily of home improvement, home equity, and debt consolidation loans generally secured by liens on improved property, through its network of correspondents and dealers. The conventional loans are purchased or originated by the Company in amounts up to a maximum of $75,000 with fixed rates and up to 25 year maturities, and are generally secured by a lien on the respective primary residence. The Title I Loans are purchased or originated by the Company in amounts up to a maximum of $25,000 with maturities up to 20 years. During the first quarter of fiscal 1997, the Company began offering conventional home improvement loans through its dealer division and debt consolidation loans to its borrowers through both its correspondent and dealer divisions. Since the Company began offering conventional loans in May 1996, conventional loans have accounted for an increasing portion of loan originations.

     The following table sets forth certain data regarding loans originated, sold, securitized and serviced by the Company during the three months ended February 28, 1997 and February 29, 1996 (thousands of dollars):

                                                                   THREE MONTHS ENDED
                                                        -----------------------------------------
                                                        FEBRUARY 28, 1997      FEBRUARY 29, 1996
                                                        ------------------     ------------------
Loan Originations:
Principal amount of loans:
  Correspondents:
     Title I........................................... $ 11,346      10.2%    $ 14,317      64.0%
     Conventional......................................   87,911      79.0           --        --
                                                        --------     -----     --------     -----
Total Correspondents...................................   99,257      89.2       14,317      64.0
                                                        --------     -----     --------     -----
  Dealers:
     Title I...........................................   10,186       9.2        8,061      36.0
     Conventional......................................    1,817       1.6           --        --
                                                        --------     -----     --------     -----
Total Dealers..........................................   12,003      10.8        8,061      36.0
                                                        --------     -----     --------     -----
Total.................................................. $111,260     100.0%    $ 22,378     100.0%
                                                        ========     =====     ========     =====
Number of Loans Originated:
  Correspondents:
     Title I...........................................      551      12.5%         997      64.0%
     Conventional......................................    2,884      65.7           --        --
                                                        --------     -----     --------     -----
Total Correspondents...................................    3,435      78.2          997      64.0
                                                        --------     -----     --------     -----
  Dealers:
     Title I...........................................      873      19.9          561      36.0
     Conventional......................................       83       1.9           --        --
                                                        --------     -----     --------     -----
Total Dealers..........................................      956      21.8          561      36.0
                                                        --------     -----     --------     -----
Total..................................................    4,391     100.0%       1,558     100.0%
                                                        ========     =====     ========     =====
Loans Serviced at end of period (including loans
securitized, sold to investors, and held for sale):
Title I................................................ $237,633      64.5%     139,138     100.0%
Conventional...........................................  130,736      35.5           --        --
                                                        --------     -----     --------     -----
Total.................................................. $368,369     100.0%    $139,138     100.0%
                                                        ========     =====     ========     =====

     The Company is obligated under certain agreements for the sale of loans and certain loan agreements to maintain various minimum net worth requirements. The most restrictive of these agreements requires the Company to maintain a minimum tangible net worth of $12.5 million plus any issuance of capital stock or other capital instruments since August 31, 1995 plus 50% of the Company's cumulative net income since May 1, 1996. At February 28, 1997, the Company's minimum tangible net worth requirement was $37.1 million. Additionally, the Company is required to maintain a minimum level of profitability of at least $500,000 per rolling 6 month period.

     On December 17, 1996, $67.3 million of loans were repurchased, securitized and sold by the Company, comprised of $36.7 million of Title I Loans and $30.6 million of conventional loans. Pursuant to this securitization, pass-through certificates evidencing interests in the pools of loans were sold in a public offering. The Company continues to service the sold loans and is entitled to receive from payments with respect to interest on the sold loans, a servicing fee equal to 1.00% per annum on the balance of each loan. The Company received certificates and contractual rights which have been recorded as mortgage related securities on the Statements of Financial Condition, representing the interest differential, after payment of servicing and other fees, between the interest paid by the obligors of the sold loans and the yield on the sold certificates. The Company may be required to repurchase loans that do not conform to the representations and warranties made by the Company in the securitization agreements. See Note 3 of Notes to Financial Statements for a description of a securitization which took place on March 10, 1997.

     The Company recognizes revenue from the gain on sale of loans, unrealized gain on mortgage related securities, interest income and servicing income. Interest income, net, represents the interest received on loans in the Company's portfolio prior to their sale, net of interest paid under its debt agreements. The Company continues to service all loans sold to date. Net loan servicing income represents servicing fee income and other ancillary fees received for servicing loans less the amortization of capitalized mortgage servicing rights and excess servicing rights through January 1, 1997, the date of adoption of SFAS 125. Mortgage servicing rights and excess servicing rights were amortized over the estimated lives of the loans.

     The following tables set forth the principal balance of loans sold or securitized and related gain on sale data for the three and six months ended February 28, 1997 and February 29, 1996 (thousands of dollars):

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             -----------------------------     -----------------------------
                                             FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                                 1997             1996             1997             1996
                                             ------------     ------------     ------------     ------------
Principal amount of loans sold:
  Title I Loans............................    $ 22,277          $21,395         $ 55,665          $56,421
  Conventional.............................      84,655               --          111,776               --
                                               --------          -------         --------          -------
          Total............................    $106,932          $21,395         $167,441          $56,421
                                               ========          =======         ========          =======
Gain on sale of loans......................    $ 10,428          $ 4,845         $ 20,029          $10,810
                                               ========          =======         ========          =======
Gain on sale of loans as a percentage of
  principal balance of loans sold..........         9.8%            22.6%            12.0%            19.2%
                                               ========          =======         ========          =======
Net unrealized gain on mortgage related
  securities...............................    $  3,143          $    --         $  2,908          $    --
                                               ========          =======         ========          =======
Gain on sale of loans plus net unrealized
  gain on mortgage related securities as a
  percentage of principal balance of loans
  sold.....................................        12.7%            22.6%            13.7%            19.2%
                                               ========          =======         ========          =======

     The combined gain on sale and net unrealized gain on mortgage related securities for the 3 month period ended February 28, 1997, was $15,220,000, or 14.23% of loans sold during the period, before adjustments totaling $1,649,000 relating to Title I Loans originated prior to March 1, 1996. The adjustment was approximately 1.1% of the original principal balances of such loans.

     The Company sells its loans through whole loan sales to third party purchasers, retaining the right to service the loans and to receive any amounts in excess of the guaranteed yield to the purchasers. In addition, the Company sells loans through securitizations. Certain of the regular interests of the related securitizations are sold, with the interest only and residual interest securities retained by the Company.

     As a holder of residual interest securities, the Company is entitled to receive certain excess cash flows. These excess cash flows are calculated as the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through interest and principal to be paid to the holders of the regular securities and interest only securities, (ii) trustee fees, (iii) third-party credit enhancement and FHA insurance fees, (iv) servicing fees and
(v) estimated loan pool losses. The Company's right to receive the excess of cash flows is subject to the satisfaction of certain overcollateralization or reserve requirements which are specific to each securitization and are used as a means of credit enhancement.

     Delinquencies -- The following table sets forth the delinquency and Title I insurance claims experience of loans serviced by the Company at the dates indicated (thousands of dollars):

                                                                FEBRUARY 28,     AUGUST 31,
                                                                    1997            1996
                                                                ------------     ----------
        Delinquency period(1)
          31-60 days past due.................................        2.46%            2.17%
          61-90 days past due.................................        1.06             0.85
          91 days and over past due(2)........................        3.86             4.53
          91 days and over past due, net of claims filed(3)...        2.03             1.94
        Outstanding claims filed with HUD(4)..................        1.83             2.59
        Outstanding number of Title I insurance claims........         394              255
        Total servicing portfolio.............................    $368,368        $ 214,189
        Title I Loans serviced................................     237,633          202,766
        Amount of FHA insurance available(5)..................      23,342           21,205
        Amount of FHA insurance available as a percentage of
          Title I Loans serviced..............................        9.82%(5)        10.46%
        Losses on liquidated loans(6).........................    $     58        $      32

------------------------------------------------------------------------------

(1) Represents the dollar amount of delinquent loans as a percentage of the total dollar amount of loans serviced by the Company (including loans owned by the Company) as of the dates indicated.

(2) During the year ended August 31, 1996 and the six months ended February 28, 1997, the processing and payment of claims filed with HUD was delayed.

(3) Represents the dollar amount of delinquent loans net of delinquent Title I Loans for which claims have been filed with HUD and payment is pending as a percentage of the total dollar amount of total loans serviced by the Company (including loans owned by the Company) as of the dates indicated.

(4) Represents the dollar amount of delinquent Title I Loans for which claims have been filed with HUD and payment is pending as a percentage of the total dollar amount of total loans serviced by the Company (including loans owned by the Company) as of the dates indicated.

(5) If all claims filed with HUD had been processed as of February 28, 1997, the amount of FHA insurance available would have been reduced to $16.9 million, which as a percentage of Title I Loans serviced would have been 7.3%.

(6) On Title I Loans, a loss is recognized upon receipt of payment of a claim or final rejection thereof. Claims paid in a period may relate to a claim filed in an earlier period. Since the Company commenced its Title I lending operations in March 1994, there has been no final rejection of a claim by the FHA. Aggregate losses on liquidated Title I Loans relates to 290 Title I insurance claims made by the Company, as servicer, since commencing operations through February 28, 1997. Losses on Title I Loans liquidated will increase as the balance of the claims are processed by HUD. The Company has received an average payment from HUD equal to 90% of the outstanding principal balance of such Title I Loans, plus appropriate interest and costs.

     Pooling and servicing agreements and sale and servicing agreements relating to the Company's securitization transactions contain provisions with respect to the maximum permitted loan delinquency rates and loan default rates, if exceeded, would allow the termination of the Company's right to service the related loans. At February 28, 1997, the rolling three month average annual default rate on the pool of loans sold in the March 1996 securitization transaction, exceeded 6.5%, the permitted limit set forth in the related pooling and servicing agreement. Accordingly, this condition could result in the termination of the Company's servicing rights with respect to that pool of loans by the trustee, the master servicer or the insurance company providing credit enhancement for that transaction. Although the insurance company has indicated that it, and to its knowledge, the trustee and the master servicer have no present intention to terminate the Company's servicing rights related to that pool of loans, no assurance can be given that one or more of such parties will not exercise its right to terminate. In the event of such termination, there would be a material adverse effect on the valuation of the Company's mortgage servicing rights and the results of operations in the amount of such mortgage servicing rights ($1.2 million before tax and $731,000 after tax at February 28, 1997) on the date of termination.

     The pooling and servicing agreements and sale and servicing agreements also require that certain delinquency and default rates not exceed certain thresholds. When these thresholds are exceeded, higher levels of overcollateralization are required which can cause a delay in cash receipts to the residual interest holders, causing an adverse valuation adjustment to the residual security.

     Delinquencies of loans serviced by the Company have also decreased the amount of loan servicing income recorded during the 6 months ended February 28, 1997, as the Company's loan servicing income has been reduced by the amount of interest advanced to the owners of these loans.

     Delinquencies have increased during the six months ended February 28, 1997 from the August 31, 1996 levels. Since the Company began originating loans in 1994, an increasing level of delinquencies appear as expected on loans less than two years old. After this initial period, the level of delinquencies is not anticipated to increase. Management has transferred its entire loan collection function to Atlanta, Georgia to improve efficiency and coordination of collection efforts and to ensure consistent collection strategies with borrowers. The Company's loan collection functions are organized into two areas of operations: routine collections and management of nonperforming loans. Routine collection personnel are responsible for collecting loan payments that are less than 60 days contractually past due and providing prompt and accurate responses to all customer inquiries and complaints. Borrowers are contacted on the due date for each of the first six payments in order to encourage continued prompt payment. Generally, after six months of seasoning, collection activity will commence if the loan payment has not been made within five days of the due date. Borrowers usually will be contacted by telephone at least once every five days and also by written correspondence before the loan becomes 60 days delinquent. With respect to loan payments that are less than 60 days late, routine collection personnel utilize a system of mailed notices and telephonic conferences for reminding borrowers of late payments and encouraging borrowers to bring their accounts current. Installment payment invoices and return envelopes are mailed to each borrower on a monthly basis.

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

     Nonperforming loan management personnel are responsible for collection of severely delinquent loan payments (over 60 days late), filing Title I insurance claims or initiating legal action for foreclosure and recovery. Collection and Title I insurance claim personnel are responsible for collecting delinquent loan payments and seeking to mitigate losses by providing various alternatives for further actions, including modifications, managing Title I insurance claims, and utilizing a claim management system designed to track insurance claims for Title I Loans, so that all required conditions precedent to claim perfection are met. A foreclosure coordinator will review all previous collection activity for conventional loans, evaluate the lien and equity position and obtain any additional information as necessary. Foreclosure regulations and practices and the rights of the owner in default vary from state to state, but generally procedures may be initiated if: (i) the loan is 90 days (120 days under California law) or more delinquent; (ii) a notice of default on a senior lien is received; or (iii) the Company discovers circumstances indicating potential for loss exposure.

RESULTS OF OPERATIONS

Three Months Ended February 28, 1997 compared to Three Months Ended February 29, 1996

     The Company originated $111.3 million of loans during the 3 months ended February 28, 1997 compared to $22.4 million of loans during the 3 months ended February 29, 1996, an increase of 397.2%. The increase is a result of the overall growth in the Company's business, including an increase in the number of active Correspondents and an increase in the number of states served. At February 28, 1997, the Company had approximately 484 active Correspondents and 467 active Dealers, compared to approximately 212 active Correspondents and 469 active Dealers at February 29, 1996. Of the $111.3 million of loans originated in the 3 months ended February 28, 1997, $89.7 million were conventional loans. The Company did not originate conventional loans during the three months ended February 29, 1996.

     Total revenues increased 156.6% to $14.7 million for the 3 months ended February 28, 1997 from $5.7 million for the 3 months ended February 29, 1996. The increase was primarily the result of the increased volume of loans originated and the gain on sale of such loans.

     Loan servicing income decreased 35.6% to $560,000 for the 3 months ended February 28, 1997 from $870,000 for the 3 months ended February 29, 1996. The decrease was primarily the result of increased amortization of excess servicing rights and mortgage servicing rights, and interest advances and reduced servicing fees related to $27.2 million in delinquencies at February 28, 1997 compared to $9 million at February 29, 1996.

     Interest income on loans held for sale and mortgage related securities, net of interest expense, increased to $526,000 during the 3 months ended February 28, 1997 from a negative $3,000 during the 3 months ended February 29, 1996. The increase was primarily the result of the increase in the average size of the portfolio of loans held for sale and the increase in the mortgage related securities portfolio to $64.5 million at February 28, 1997 from $0 at February 29, 1996.

     The provision for credit losses increased to $3.8 million for the 3 months ended February 28, 1997 from $200,000 for the 3 months ended February 29, 1996 as a result of the increased ratio of conventional loans to Title I Loans. The increase in the provision was directly related to the increase in volume and mix of loans originated in the three months ended February 28, 1997 compared to the three months ended February 29, 1996. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. As the Company increased its conventional loan originations as compared to Title I Loan originations, the provision for credit losses as a percentage of loans originated increased due to the greater risk of loss associated with conventional loans, which are not FHA insured.

     Total general and administrative expenses increased 99.2% to $5.2 million for the 3 months ended February 28, 1997 compared to $2.6 million for the 3 months ended February 29, 1996. The increase was primarily a result of increased payroll related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel as a result of the expansion of the Company's business and costs related to the opening of additional offices.

     Payroll and benefits expense increased 114% to $2.5 million for the 3 months ended February 28, 1997 from $1.2 million for the 3 months ended February 29, 1996. The number of employees increased to 277 at February 28, 1997 from 147 at February 29, 1996, due to increased staff necessary to support the business expansion and improve quality control.

     Commissions and selling expenses increased 28.9% to $651,000 for the 3 months ended February 28, 1997 from $505,000 for the 3 months ended February 29, 1996 while loan originations increased by $88.9 million to $111.3 million during the period. The sales network has now expanded to substantially all states, adding new personnel and offices to further the loan origination growth strategy.

     Professional services increased to $195,000 for the 3 months ended February 28, 1997 from $41,000 for the 3 months ended February 29, 1996 due primarily to increased audit and legal fees as the Company expands its operations.

     Servicing fees paid to affiliate increased 128.2% to $372,000 for the 3 months ended February 28, 1997 from $163,000 for the 3 months ended February 29, 1996 due primarily to a larger loan servicing portfolio. Management services by affiliate increased 44.1% to $242,000 for the 3 months ended February 28, 1997 from $168,000 for the 3 months ended February 29, 1996. These expenses represent services provided by Preferred Equities Corporation (PEC), including executive, accounting, legal, management information, data processing, human resources, advertising and promotional materials.

     FHA insurance decreased 27.2% to $75,000 for the 3 months ended February 28, 1997 from $103,000 for the 3 months ended February 29, 1996 due primarily to a decrease in Title I Loan originations.

     Other general and administrative expenses increased 78.7% to $604,000 for the 3 months ended February 28, 1997 from $338,000 for the 3 months ended February 29, 1996 due primarily to added expenses related to the ongoing expansion of facilities and increased communications costs.

     Income before income taxes increased to $5.4 million for the 3 months ended February 28, 1997 from $2.6 million for the 3 months ended February 29, 1996.

     As a result of the foregoing, the Company's net income increased 116.2% to $3.4 million for the 3 months ended February 28, 1997 from $1.6 million for the 3 months ended February 29, 1996.

RESULTS OF OPERATIONS

Six Months Ended February 28, 1997 compared to Six Months Ended February 29,
1996

     The Company originated $173.7 million of loans during the 6 months ended February 28, 1997 compared to $56.1 million of loans during the 6 months ended February 29, 1996, an increase of 209.7%. The increase is a result of the overall growth in the Company's business, including an increase in the number of active Correspondents and an increase in the number of states served. At February 28, 1997, the Company had approximately 484 active Correspondents and 467 active Dealers, compared to approximately 212 active Correspondents and 469 active Dealers at February 29, 1996. Of the $173.7 million of loans originated in the 6 months ended February 28, 1997, $120.8 million were conventional loans. The Company did not originate conventional loans during the six months ended February 29, 1996.

     Total revenues increased 96.9% to $25 million for the 6 months ended February 28, 1997 from $12.7 million for the 6 months ended February 29, 1996. The increase was primarily the result of the increased volume of loans originated and the gain on sale of such loans.

     Loan servicing income decreased 32% to $1.2 million for the 6 months ended February 28, 1997 from $1.8 million for the 6 months ended February 29, 1996. The decrease was primarily the result of increased amortization of excess servicing rights and mortgage servicing rights, and interest advances and reduced servicing fees related to $27.2 million in delinquencies at February 28, 1997 compared to $9 million at February 29, 1996.

     Interest income on loans held for sale and mortgage related securities, net of interest expense, increased 552.6% to $881,000 during the 6 months ended February 28, 1997 from $135,000 during the 6 months ended February 29, 1996. The increase was primarily the result of the increase in the average size of the portfolio of loans held for sale, and the increased mortgage related securities portfolio.

     The provision for credit losses increased to $5.5 million for the 6 months ended February 28, 1997 from $497,000 for the 6 months ended February 29, 1996. The increase in the provision was directly related to the increase in volume and mix of loans originated in the six months ended February 28, 1997 compared to the six months ended February 29, 1996 from the increased ratio of conventional loans to Title I Loans. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. As the Company increased its conventional loan originations as compared to Title I Loan originations, the provision for credit losses as a percentage of loans originated increased due to the greater risk of loss associated with conventional loans, which are not FHA insured.

     Total general and administrative expenses increased 81.5% to $9.6 million for the 6 months ended February 28, 1997 compared to $5.3 million for the 6 months ended February 29, 1996. The increase was primarily a result of increased payroll related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel as a result of the expansion of the Company's business and costs related to the opening of additional offices.

     Payroll and benefits expense increased 91.6% to $4.3 million for the 6 months ended February 28, 1997 from $2.3 million for the 6 months ended February 29, 1996. The number of employees increased to 277 at February 28, 1997 from 147 at February 29, 1996, due to increased staff necessary to support the business expansion and improve quality control.

     Commissions and selling expenses increased 21.3% to $1.2 million for the 6 months ended February 28, 1997 from $1 million for the 6 months ended February 29, 1996 while loan originations increased by $117.6 million or 209.7% to $173.7 million at February 28, 1997. The sales network expanded to substantially all states, adding new personnel and offices to further the loan origination growth strategy.

     Professional services increased 111.7% to $307,000 for the 6 months ended February 28, 1997 from $145,000 for the 6 months ended February 29, 1996 due primarily to increased audit and legal fees attributable to continued growth.

     Servicing fees paid to affiliate increased 125.8% to $657,000 for the 6 months ended February 28, 1997 from $291,000 for the 6 months ended February 29, 1996 due primarily to a larger loan servicing portfolio. Management services by affiliate increased 44.5% to $484,000 for the 6 months ended February 28, 1997 from $335,000 for the 6 months ended February 29, 1996. These expenses represent services provided by PEC, an affiliate of the Company including executive, accounting, legal, management information, data processing, human resources, advertising and promotional materials.

     FHA insurance decreased 16.8% to $278,000 for the 6 months ended February 28, 1997 from $334,000 for the 6 months ended February 29, 1996 due primarily to a decrease in Title I Loan originations.

     Other general and administrative expenses increased 102.6% to $1.4 million for the 6 months ended February 28, 1997 from $685,000 for the 6 months ended February 29, 1996 due primarily to increased expenses related to the ongoing expansion of facilities and increased communications costs.

     Income before income taxes increased to $9.5 million for the 6 months ended February 28, 1997 from $6.4 million for the 6 months ended February 29, 1996.

     As a result of the foregoing, the Company's net income increased 51.3% to $5.9 million for the 6 months ended February 28, 1997 from $3.9 million for the 6 months ended February 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents for the Company was $14.9 million at February 28, 1997 compared to $443,000 at August 31, 1996. The increase was primarily due to proceeds received from the common stock and debt offerings of the Company. The Company's principal cash requirements which relate to loan originations require continued access to sources of debt financing and sales in the secondary market.

     As a result of the substantial growth in loan originations, the Company has operated since March 1994, and expects to continue to operate for the foreseeable future, on a negative operating cash flow basis. During the 6 months ended February 28, 1997, the Company operated on a negative operating cash flow basis due primarily to an increase in loans originated and sold, using $28.4 million in operations that was funded primarily from borrowings and the proceeds of its stock and debt public offerings. In connection with whole loan sales and securitizations, the Company recognizes a gain on sale of the loans upon the closing of the transaction and the delivery of the loans, but does not receive the cash representing such gain until it receives the excess servicing spread, which is payable over the actual life of the loans sold. The Company incurs significant expenses in connection with securitizations and incurs tax liabilities as a result of the gain on sale. The Company must maintain external sources of cash to fund its operations and pay its taxes and therefore must maintain warehouse lines of credit and other external funding sources. If the capital sources of the Company were to decrease, the rate of growth of the Company would be negatively affected.

     In November 1996, the Company issued 2,300,000 shares of its common stock in an underwritten public offering at $10.00 per share. As a result of this transaction, Mego Financial's ownership in the Company declined from 100% at August 31, 1996 to 81.3%. Mego Financial continues to have voting control on all matters submitted to stockholders of the Company, including the election of directors and approval of extraordinary corporate transactions. Concurrently with the common stock offering, the Company issued $40 million of 12.5% Senior Subordinated Notes due in 2001 in an underwritten public offering. The Company used approximately $13.9 million of the aggregate net proceeds received from the offerings to repay amounts due to Mego Financial and PEC and approximately $21.5 million to reduce the amounts outstanding under the Company's warehouse and revolving lines of credit. The revolving line of credit has been repaid. Additionally, the Company repaid $3 million under a repurchase agreement.

     The pooling and servicing agreements and sale and servicing agreements relating to the Company's securitizations require the Company to build over-collateralization levels through retention within each securitization trust of excess servicing distributions and application thereof to reduce the principal balances of the senior interests issued by the related trust or cover interest shortfalls. This retention causes the aggregate principal amount of the loans in the related pool to exceed the aggregate principal balance of the outstanding investor securities. Such over-collateralization amounts serve as credit enhancement for the related trust and therefore are available to absorb losses realized on loans held by such trust. The Company continues to be subject to the risks of default and foreclosure following the sale of loans through securitizations to the extent excess servicing distributions are required to be retained or applied to reduce principal or cover interest shortfalls from time to time. Such retained amounts are predetermined by the entity insuring the related senior securities and are a condition to obtaining insurance and an AAA/Aaa rating thereon. In addition, such retention delays cash distributions that otherwise would flow to the Company through its retained interests, thereby adversely affecting the flow of cash to the Company.

     The Company's cash requirements arise from loan originations, payments of operating and interest expenses and deposits to reserve accounts related to loan sale transactions. Loan originations are initially funded principally through the Company's $20 million warehouse line of credit pending the sale of loans in the secondary market. Substantially all of the loans originated by the Company are sold. Net cash used in the Company's operating activities was funded primarily from the reinvestment of proceeds from the sale of loans in the secondary market totaling approximately $167.4 million and the proceeds from the Company's offerings for the 6 months ended February 28, 1997. The loan sale transactions required the subordination of certain cash flows payable to the Company to the payment of scheduled principal and interest due to the loan purchasers. In connection with certain of such sale transactions, a portion of amounts payable to the Company from the excess interest spread is required to be maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the reserve account until a specified percentage of the principal balances of the sold loans is accumulated therein.

     Excess interest spread payable to the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections of interest from borrowers who default on the payments on the loans until the Company's deposits into the reserve account equal the specified percentage. The excess interest required to be deposited and maintained in the respective reserve accounts is not available to support the cash flow requirements of the Company. At February 28, 1997, amounts on deposit in such reserve accounts totaled $5.6 million.

     Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans in the secondary market, are essential for the continuation of the Company's loan origination operations. At February 28, 1997, the Company had a $20 million warehouse line of credit (warehouse line) for the financing of loan originations which expires in August 1997. The Company is presently negotiating a $60 million warehouse line from 3 banking institutions to replace this existing warehouse line. There is no assurance that the proposed warehouse line will be obtained. At February 28, 1997, $9.3 million was outstanding under the warehouse line and $10.7 million was available due to the repayment of the outstanding balance from the proceeds of the Company's common stock and debt offerings. The warehouse line bears interest at the prime rate plus 1% per year and is secured by loans prior to sale. The agreement with the lender requires the Company to maintain a minimum tangible net worth of $12.5 million plus any issuance of capital stock or other capital instruments since August 31, 1995, plus 50% of the Company's cumulative net income after May 1, 1996, and a minimum level of profitability of at least $500,000 per rolling 6 month period. At February 28, 1997, the Company's minimum tangible net worth requirement was $37.1 million and its tangible net worth was $44.2 million. While the Company believes that it will be able to maintain its existing credit facilities and obtain replacement financing as its credit arrangements mature and additional financing, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all.

     The Company also sells loans through whole loan sales. The Company has entered into agreements with 3 financial institutions to which an aggregate of $397.3 million in principal amount of loans had been sold at February 28, 1997, for an amount equal to their remaining principal balances and accrued interest. Pursuant to the agreements, the purchasers are entitled to receive interest at various rates. The Company retained the right to service the loans and the right to receive the difference (excess interest) between the sold loans' stated interest rate and the yield to the purchasers. The Company is required to maintain reserve accounts ranging from 1% to 2% of the declining principal balance of the loans sold pursuant to the agreement funded from the excess interest received by the Company, less its servicing fee, to fund shortfalls in collections from borrowers who default in the payment of principal or interest.

     In November 1996, the Company entered into an agreement with a financial institution, providing for the purchase of up to $2 billion of loans over a 5 year period. Pursuant to the agreement, Mego Financial issued to the financial institution four-year warrants to purchase 1,000,000 shares of Mego Financial's common stock at an exercise price of $7.125 per share. The agreement also provides (i) that so long as the aggregate principal balance of loans purchased by the financial institution and not resold to third parties exceeds $100 million, the financial institution shall not be obligated to purchase, and the Company shall not be obligated to sell, loans under the agreement and (ii) that the percentage of conventional loans owned by the financial institution at any one-time and acquired pursuant to the agreement, shall not exceed 65% of the total amount of loans owned by the financial institution at such time and acquired pursuant to the agreement which provision has been waived from time to time. The value of the warrants of $3 million (0.15% of the commitment amount) as of the commitment date, was charged to the Company and is being amortized as the commitment for the purchase of loans is utilized. At February 28, 1997, $1.8 billion remained available to be sold under the commitment. The financial institution has also agreed to provide the Company a separate one-year facility of up to $11 million for the financing of the interest only and residual certificates from securitizations.

     During the 6 months ended February 28, 1997 and February 29, 1996, the Company used net cash of $28.4 million and $6.9 million, respectively, in operating activities. During the 6 months ended February 28, 1997 and February 29, 1996, the Company used net cash of $1.2 million and $468,000, respectively, in investing activities, which was substantially expended for office equipment and furnishings and data processing equipment. During the 6 months ended February 28, 1997, the Company provided net cash of $43.9 million, from financing activities, primarily due to the issuance of subordinated debt and common stock, compared to $7.7 million during the 6 months ended February 29, 1996.

     The Company believes that its capital requirements will be met from the recent stock and debt offering proceeds, cash balances, internally generated cash, existing lines of credit, sales and securitizations of loans, and the modification, replacement or addition to its credit lines.

FINANCIAL CONDITION

  February 28, 1997 compared to August 31, 1996

     Cash and cash equivalents increased 3,260% to $14.9 million at February 28, 1997 from $443,000 at August 31, 1996, primarily as a result of the use of proceeds from the Company's common stock and debt offerings to acquire short term investments after repayment of debt.

     Restricted cash deposits increased 24.3% to $5.6 million at February 28, 1997 from $4.5 million at August 31, 1996 primarily due to an increase in the level of securitizations.

     Loans held for sale, net, increased 133.5% to $10.8 million at February 28, 1997 from $4.6 million at August 31, 1996 primarily as a result of loan originations increasing and the timing of loan sales.

     The Company provides an allowance for credit losses, in an amount which in the Company's judgment will be adequate to absorb losses on loans and after FHA insurance recoveries on the loans, that may become uncollectible. The Company's judgment in determining the adequacy of this allowance is based on its continual review of its portfolio which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, and current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality. Changes in the allowance for credit losses for loans for the three and six months ended February 28, 1997 consist of the following (thousands of dollars):

        Balance at November 30, 1996.......................................  $ 2,702
        Provisions for credit losses.......................................    3,805
        Amounts charged to allowance for credit losses.....................   (4,664)
                                                                             -------
                  Balance at February 28, 1997.............................  $ 1,843
                                                                             =======
        Balance at August 31, 1996.........................................  $ 1,015
        Provisions for credit losses.......................................    5,516
        Amounts charged to allowance for credit losses.....................   (4,688)
                                                                             -------
                  Balance at February 28, 1997.............................  $ 1,843
                                                                             =======
        Allowance for credit losses........................................  $   372
        Allowance for credit losses on loans sold with recourse............    1,471
                                                                             -------
                  Total....................................................  $ 1,843
                                                                             =======

     Excess servicing rights decreased to $0 at February 28, 1997 from $12.1 million at August 31, 1996 due to the implementation of SFAS 125, which requires the reclassification of excess servicing rights as mortgage related securities which are carried at fair market value. The excess cash flow created through securitization which had been recognized as excess servicing rights on loans reacquired and securitized are included in the cost basis of the mortgage related securities. Mortgage related securities were $64.5 million at February 28, 1997 and $22.9 million at August 31, 1996. The increase is due to the increased value of loans originated and securitized and the reclassification of excess servicing rights. See Note 4 of Notes to Financial Statements.

     Mortgage servicing rights increased 51.7% to $5.8 million at February 28, 1997 from $3.8 million at August 31, 1996 as a result of additional sales of loans and the resulting increase in sales of loans serviced to $167.4 million during the first half of fiscal 1997 from $56.4 million during the first half of fiscal 1996.

     Property and equipment, net, increased 109.9% to $1.8 million at February 28, 1997 from $865,000 at August 31, 1996 due to increased purchases of office equipment related to facility expansion.

     Notes and contracts payable decreased 22.6% to $11 million at February 28, 1997 from $14.2 million at August 31, 1996 due to the paydown of debt from the proceeds from the stock and debt offerings.

     Accounts payable and accrued liabilities increased to $9.4 million at February 28, 1997 from $4.1 million at August 31, 1996 primarily as a result of the timing of accruals and payments.

     Due to parent company decreased 68.8% to $3.7 million at February 28, 1997 from $12 million at August 31, 1996. The decrease was primarily attributable to the payment of federal income taxes owed to Mego Financial as a result of the filing of a consolidated federal tax return and repayment of advances made by the parent to the Company.

     Stockholders' equity increased 149.8% to $44.2 million at February 28, 1997 from $17.7 million at August 31, 1996 as a result of the Company's stock offering, and net income of $5.9 million during the 6 months ended February 28, 1997.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events, including the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for home improvement and debt consolidation loans; increases in the level of delinquencies on the Company's loans; the effect of general economic conditions generally and specifically changes in interest rates; the effect of competition; the Company's dependence on the ability to sell its loans; and the regulation of the Company by federal, state and local regulatory authorities. Actual events or results may differ as a result of these and other factors.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No reportable events occurred during the quarter ended February 28, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBIT
        NUMBER                                    DESCRIPTION
        ------     --------------------------------------------------------------------------
        27.1       Financial Data Schedule (for SEC use only)

     No reports on Form 8-K were filed during the period.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MEGO MORTGAGE CORPORATION

                                          By: /s/  JAMES L. BELTER
                                            ------------------------------------
                                            James L. Belter
                                            Executive Vice President,
                                            Chief Financial Officer and
                                              Treasurer
Date: April 14, 1997