Form 10-Q
period 1997-05-31
MEGO MORTGAGE CORP
filed 1997-07-15
CIK 1023334

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: MAY 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO ________________

                        COMMISSION FILE NUMBER: 0-21689

                            ------------------------

                           MEGO MORTGAGE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     88-0286042
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

            1000 PARKWOOD CIRCLE, SUITE 500, ATLANTA, GEORGIA 30339
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                                 (770) 952-6700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            ------------------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of July 7, 1997, there were 12,300,000 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

================================================================================

                           MEGO MORTGAGE CORPORATION

                                     INDEX

                                                                                        PAGE
                                                                                        ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statements of Financial Condition at May 31, 1997 and August 31, 1996
          (Unaudited).................................................................    1

          Statements of Operations for the Three and Nine Months Ended
          May 31, 1997 and May 31, 1996 (Unaudited)...................................    2

          Statements of Stockholders' Equity for the Nine Months Ended
          May 31, 1997 (Unaudited)....................................................    3

          Statements of Cash Flows for the Nine Months Ended
          May 31, 1997 and May 31, 1996 (Unaudited)...................................    4

          Notes to Financial Statements...............................................    5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................    9

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................   21

Item 6.   Exhibits and Reports on Form 8-K............................................   22

SIGNATURE.............................................................................   23

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           MEGO MORTGAGE CORPORATION
                       STATEMENTS OF FINANCIAL CONDITION
                (thousands of dollars, except per share amounts)
                                  (unaudited)


                                                                         MAY 31,      AUGUST 31,
                                                                           1997          1996
                                                                         --------     ----------
ASSETS
Cash and cash equivalents..............................................  $  3,934     $    443
Cash deposits, restricted..............................................     6,087        4,474
Loans held for sale, net of allowance for credit losses of $952 and
  $95..................................................................    24,913        4,610
Mortgage related securities, at fair value.............................    91,348       22,944
Excess servicing rights................................................        --       12,121
Mortgage servicing rights..............................................     7,751        3,827
Other receivables......................................................       499           59
Property and equipment, net of accumulated depreciation of $551 and
  $279.................................................................     2,065          865
Organizational costs, net of amortization..............................       337          482
Prepaid debt expenses..................................................     2,622          216
Prepaid commitment fee.................................................     2,637           --
Other assets...........................................................       761          565
                                                                         --------      -------
          TOTAL ASSETS.................................................  $142,954     $ 50,606
                                                                         ========      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes and contracts payable..........................................  $ 32,837     $ 14,197
  Accounts payable and accrued liabilities.............................     9,971        4,066
  Allowance for credit losses on loans sold with recourse..............     4,893          920
  Due to parent company................................................     5,949       11,994
  Due to affiliated company............................................       622          819
  State income taxes payable...........................................       201          909
                                                                         --------      -------
          Total liabilities............................................    54,473       32,905
                                                                         --------      -------
Subordinated debt......................................................    40,000           --
                                                                         --------      -------
Stockholders' equity:
  Common Stock, $.01 par value per share
     (Authorized -- 50,000,000 shares; Issued and
      outstanding -- 12,300,000 at May 31, 1997 and 10,000,000 at
      August 31, 1996).................................................       123          100
  Additional paid-in capital...........................................    29,185        8,550
  Retained earnings....................................................    19,173        9,051
                                                                         --------      -------
          Total stockholders' equity...................................    48,481       17,701
                                                                         --------      -------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................  $142,954     $ 50,606
                                                                         ========      =======

                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION
                            STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                                  (unaudited)

                                        THREE MONTHS ENDED MAY 31,       NINE MONTHS ENDED MAY 31,
                                        ---------------------------     ---------------------------
                                           1997            1996            1997            1996
                                        -----------     -----------     -----------     -----------
REVENUES:
  Gain on sale of loans...............  $    16,204     $       811     $    36,233     $    11,621
  Net unrealized gain on mortgage
     related securities...............        2,305           2,182           5,213           2,182
  Loan servicing income, net..........          726           1,288           1,924           3,049
  Interest income.....................        2,911             593           5,940           1,119
  Less: Interest expense..............       (1,774)           (190)         (3,922)           (581)
                                        -----------     -----------     -----------     -----------
  Net interest income.................        1,137             403           2,018             538
                                        -----------     -----------     -----------     -----------
          Total revenues..............       20,372           4,684          45,388          17,390
                                        -----------     -----------     -----------     -----------
COSTS AND EXPENSES:
  Provision for credit losses.........        7,085             318          12,601             815
  Depreciation and amortization.......          173             267             469             641
  Other interest......................          122              42             220             120
  General and administrative:
     Payroll and benefits.............        2,909           1,299           7,222           3,550
     Commissions and selling..........          675             543           1,909           1,560
     Credit reports...................          352             112             885             210
     Rent and lease expenses..........          283              86             734             243
     Professional services............           80              92             387             237
     Servicing fees paid to
       affiliate......................          523             188           1,180             479
     Management services by
       affiliate......................          241             168             725             503
     FHA insurance....................          136              56             414             390
     Other............................          902             494           2,290           1,179
                                        -----------     -----------     -----------     -----------
          Total costs and expenses....       13,481           3,665          29,036           9,927
                                        -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES............        6,891           1,019          16,352           7,463
INCOME TAXES..........................        2,619             255           6,230           2,833
                                        -----------     -----------     -----------     -----------
NET INCOME............................  $     4,272     $       764     $    10,122     $     4,630
                                        ===========     ===========     ===========     ===========
EARNINGS PER COMMON SHARE:
  Primary:
     Net income.......................  $      0.35     $      0.08     $      0.86     $      0.46
                                        ===========     ===========     ===========     ===========
     Weighted-average number of common
       shares and common share
       equivalents outstanding........   12,379,368      10,000,000      11,723,630      10,000,000
                                        ===========     ===========     ===========     ===========
  Fully diluted:
     Net income.......................  $      0.35     $      0.08     $      0.86     $      0.46
                                        ===========     ===========     ===========     ===========
     Weighted-average number of common
       shares and common share
       equivalents outstanding........   12,379,368      10,000,000      11,723,630      10,000,000
                                        ===========     ===========     ===========     ===========

                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                (thousands of dollars, except per share amounts)
                                  (unaudited)

                                           COMMON STOCK
                                          $.01 PAR VALUE         ADDITIONAL
                                       ---------------------      PAID-IN       RETAINED
                                         SHARES       AMOUNT      CAPITAL       EARNINGS       TOTAL
                                       ----------     ------     ----------     ---------     -------
Balance at August 31, 1996...........  10,000,000      $100       $  8,550       $ 9,051      $17,701

Sale of common stock net of issuance
  costs..............................   2,300,000        23         20,635            --       20,658

Net income for the nine months ended
  May 31, 1997.......................          --        --             --        10,122       10,122
                                       ----------      ----        -------       -------      -------

Balance at May 31, 1997..............  12,300,000      $123       $ 29,185       $19,173      $48,481
                                       ==========      ====        =======       =======      =======

                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                  (unaudited)

                                                                      NINE MONTHS ENDED MAY 31,
                                                                      -------------------------
                                                                        1997            1996
                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................  $  10,122       $  4,630
                                                                      ---------       --------
  Adjustments to reconcile net income to net cash used in operating activities:
     Additions to mortgage servicing rights.........................     (5,538)        (2,007)
     Additions to excess servicing rights...........................         --        (15,690)
     Net unrealized gain on mortgage related securities.............     (5,213)        (2,182)
     Additions to mortgage related securities.......................    (50,185)            --
     Provisions for estimated credit losses.........................     12,601            815
     Depreciation and amortization expense..........................        469            641
     Amortization of excess servicing rights........................         --          3,114
     Amortization of mortgage servicing rights......................        976            345
     Accretion of residual interest in mortgage related
      securities....................................................     (2,684)           (23)
     Payments of mortgage related securities........................        815            442
     Amortization of mortgage related securities....................        956             --
     Loans originated for sale, net of loan fees....................   (347,661)       (89,391)
     Payments (adjustments) on loans held for sale..................       (155)           342
     Proceeds from sale of loans....................................    326,617         88,073
     Changes in operating assets and liabilities:
       Decrease (increase) in cash deposits, restricted.............     (1,613)           133
       Increase in other assets, net................................     (7,345)          (501)
       Increase (decrease) in state income taxes payable............       (708)           423
       Increase in other liabilities, net...........................      5,755            439
       Additions to due to affiliated company.......................      3,235          1,332
       Payments on due to affiliated company........................     (3,432)        (1,282)
                                                                      ---------       --------
          Total adjustments.........................................    (73,110)       (14,977)
                                                                      ---------       --------
               Net cash used in operating activities................    (62,988)       (10,347)
                                                                      ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment................................     (1,529)          (488)
  Proceeds from the sale of property and equipment..................          5             --
                                                                      ---------       --------
               Net cash used in investing activities................     (1,524)          (488)
                                                                      ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on notes and contracts payable...........    309,562         87,360
  Payments on notes and contracts payable...........................   (290,922)       (79,946)
  Additions in due to parent company................................      5,874          7,010
  Payments on due to parent company.................................    (14,919)        (3,500)
  Issuance of subordinated debt.....................................     37,750             --
  Sale of common stock..............................................     20,658             --
                                                                      ---------       --------
               Net cash provided by financing activities............     68,003         10,924
                                                                      ---------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................      3,491             89
                                                                      ---------       --------
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD....................        443            752
                                                                      ---------       --------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..........................  $   3,934       $    841
                                                                      =========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest.......................................................  $   1,470       $    663
                                                                      =========       ========
     State income taxes.............................................  $   1,691       $     25
                                                                      =========       ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Addition to prepaid commitment fee and due to parent in connection
     with loan sale commitment received.............................  $   3,000       $     --
                                                                      =========       ========

                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
       For the three and nine months ended May 31, 1997 and May 31, 1996
                                  (unaudited)

1. FINANCIAL STATEMENTS

     In the opinion of management, when read in conjunction with the audited Financial Statements for the years ended August 31, 1996 and 1995, contained in Mego Mortgage Corporation's Registration Statements on Form S-1 filed in conjunction with the registration of its common stock and debt offerings, the accompanying unaudited Financial Statements contain all of the information necessary to present fairly the financial position of Mego Mortgage Corporation at May 31, 1997 and the results of its operations for the three and nine months ended May 31, 1997 and May 31, 1996. Certain reclassifications have been made to conform prior periods with the current period presentation. The preparation of financial statements in conformity with generally accepted accounting principles
(GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein which are normal and recurring in nature. The results of operations for the three and nine months ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2. NATURE OF OPERATIONS

     Mego Mortgage Corporation (the Company) was incorporated on June 12, 1992, in the State of Delaware. The Company, through its loan correspondents and home improvement contractors, is engaged in the business of originating, selling, servicing and pooling home improvement and debt consolidation loans, certain of which qualify under the provisions of Title I of the National Housing Act which is administered by the U.S. Department of Housing and Urban Development (HUD). Pursuant to that program, 90% of the principal balances of the loans are U.S. government insured (Title I Loans), with cumulative maximum coverage equal to 10% of all Title I Loans originated by the Company. In May 1996, the Company commenced the origination of conventional home improvement and debt consolidation loans through its network of loan correspondents and dealers. During the 9 months ended May 31, 1997, the Company's loan originations were comprised of 77.8% conventional loans and 22.2% Title I Loans.

     The Company was a wholly-owned subsidiary of Mego Financial Corp. (Mego Financial) until November 1996, when the Company issued 2,300,000 shares of its common stock in an underwritten public offering at $10.00 per share. As a result of this transaction, Mego Financial's ownership in the Company was reduced from 100% at August 31, 1996 to 81.3%. Mego Financial continues to have voting control on all matters submitted to the stockholders of the Company, including the election of directors and approval of extraordinary corporate transactions. Concurrently with the common stock offering, the Company issued $40 million of 12.5% Senior Subordinated Notes due in 2001 in an underwritten public offering. The proceeds from the offerings received by the Company have been used to repay borrowings and provide funds for originations and securitizations of loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

3. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS 125) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by

                           MEGO MORTGAGE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
       For the three and nine months ended May 31, 1997 and May 31, 1996
                                  (unaudited)

allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. The statement requires the Company's existing and future excess servicing rights be measured at fair market value and reclassified as interest only strip receivables, carried as mortgage related securities, and accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     As required by the statement, the Company adopted the new requirements effective January 1, 1997 and applied them prospectively. The book value of the Company's mortgage related securities approximates fair value. No material impact resulted from the implementation of SFAS 125.

     The following table reflects the components of mortgage related securities as required by SFAS 125 at May 31, 1997:

        Interest only receivables (formerly excess servicing rights).......  $26,591
        Interest only strip securities.....................................    6,860
        Residual interest securities.......................................   57,897
                                                                             -------
                  Total mortgage related securities........................  $91,348
                                                                             =======

     All mortgage related securities are classified as trading securities and are recorded at their estimated fair values. Changes in the estimated fair values are recorded in current operations.

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

     Data utilized in calculating pro forma earnings per share under the SFAS 128 statement are as follows:

                                        THREE MONTHS ENDED MAY 31,       NINE MONTHS ENDED MAY 31,
                                        ---------------------------     ---------------------------
                                           1997            1996            1997            1996
                                        -----------     -----------     -----------     -----------
Basic:
  Net income..........................  $ 4,272,000     $   764,000     $10,122,000     $ 4,630,000
                                        ===========     ===========     ===========     ===========
  Weighted-average number of common
     shares...........................   12,300,000      10,000,000      11,634,432      10,000,000
                                        ===========     ===========     ===========     ===========
Diluted:
  Net income..........................  $ 4,272,000     $   764,000     $10,122,000     $ 4,630,000
                                        ===========     ===========     ===========     ===========
  Weighted-average number of common
     shares and common share
     equivalents outstanding..........   12,379,368      10,000,000      11,723,630      10,000,000
                                        ===========     ===========     ===========     ===========

                           MEGO MORTGAGE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
       For the three and nine months ended May 31, 1997 and May 31, 1996
                                  (unaudited)

     The following tables reconcile the net income applicable to common stockholders, basic and diluted shares, and EPS for the following periods:

                               THREE MONTHS ENDED MAY 31, 1997        THREE MONTHS ENDED MAY 31, 1996
                             ------------------------------------   -----------------------------------
                                                        PER-SHARE                             PER-SHARE
                               INCOME        SHARES      AMOUNT       INCOME       SHARES      AMOUNT
                             -----------   -----------  ---------   ----------   -----------  ---------
Net income.................. $ 4,272,000                            $  764,000
                              ----------                              --------
BASIC EPS
Income applicable to common
  stockholders..............   4,272,000    12,300,000    $0.35        764,000    10,000,000    $0.08
Effect of dilutive
  securities:
  Warrants..................          --            --                      --            --
  Stock options.............          --        79,368                      --            --
                              ----------    ----------                --------    ----------
DILUTED EPS
Income applicable to common
  stockholders and assumed
  conversions............... $ 4,272,000    12,379,368    $0.35     $  764,000    10,000,000    $0.08
                              ==========    ==========    =====       ========    ==========    =====

                                NINE MONTHS ENDED MAY 31, 1997        NINE MONTHS ENDED MAY 31, 1996
                             ------------------------------------   -----------------------------------
                                                        PER-SHARE                             PER-SHARE
                               INCOME        SHARES      AMOUNT       INCOME       SHARES      AMOUNT
                             -----------   -----------  ---------   ----------   -----------  ---------
Net income.................. $10,122,000                            $4,630,000
                             -----------                            ----------
BASIC EPS
Income applicable to common
  stockholders..............  10,122,000    11,634,432    $0.87      4,630,000    10,000,000    $0.46
Effect of dilutive
  securities:
  Warrants..................          --            --                      --            --
  Stock options.............          --        89,198                      --            --
                             -----------    ----------              ----------    ----------
DILUTED EPS
Income applicable to common
  stockholders and assumed
  conversions............... $10,122,000    11,723,630    $0.86     $4,630,000    10,000,000    $0.46
                             ===========    ==========    =====     ==========    ==========    =====

                           MEGO MORTGAGE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
       For the three and nine months ended May 31, 1997 and May 31, 1996
                                  (unaudited)

 4. SUBSEQUENT EVENTS

     On June 26, 1997, the Company replaced its $20 million warehouse line of credit with a $40 million revolving warehouse credit facility from two new institutional lenders. The credit facility may be increased to $90 million (at the Company's option, assuming additional participants join in the facility), expires in June 1998 and is secured by loans prior to their sale. This facility provides liquidity for increased fundings for additional loan originations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for additional information.

     The Company completed a $104.6 million senior subordinated loan securitization on June 27, 1997, representing a non-monoline insured transaction collateralized by conventional home improvement and debt consolidation mortgage loans with generally high loan-to-value ratios. Pursuant to this securitization, seven classes of home loan asset-backed notes and certificates were issued and sold in a public offering. The Company continues to service the sold loans and is entitled to receive, from payments with respect to interest on the sold loans, a servicing fee equal to 1.00% per annum on the aggregate principal balance of the loans. The Company received residual instruments and contractual rights which will be recorded as mortgage related securities on the Statements of Financial Condition, representing the excess interest differential (after payment of servicing, other fees, and the contractual obligations payable to the note and certificate holders) between the interest paid by the obligors of the sold loans and the yield on the sold notes and certificates. The Company may be required to repurchase loans that do not conform to the representations and warranties made by the Company in the securitization agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Statements, including the notes thereto, contained elsewhere herein.

GENERAL

     The Company originates, purchases, sells, securitizes and services consumer loans consisting primarily of home improvement and debt consolidation loans, generally secured by liens on improved property, through its network of independent correspondent lenders (Correspondents) and home improvement construction contractors (Dealers). The conventional loans are purchased or originated by the Company in amounts up to a maximum of $75,000 with fixed interest rates and up to 25 year maturities, and are generally secured by a lien on the respective primary residence. The Title I Loans are generally secured by a lien on the improved property, and are purchased or originated by the Company in amounts up to a maximum of $25,000 with maturities up to 20 years. During the first quarter of fiscal 1997, the Company began offering conventional home improvement loans through its dealer division and debt consolidation loans to its borrowers through both its correspondent and dealer divisions. Since the Company began offering conventional loans in May 1996, conventional loans have accounted for an increasing portion of loan originations. Conventional loan products typically have high loan-to-value ratios.

     The following table sets forth certain data regarding loans originated, sold, securitized, and serviced by the Company during the three months ended May 31, 1997 and May 31, 1996 (thousands of dollars):

                                                              THREE MONTHS ENDED MAY 31,
                                                       -----------------------------------------
                                                              1997                   1996
                                                       ------------------     ------------------
LOAN ORIGINATIONS:
PRINCIPAL AMOUNT OF LOANS ORIGINATED:
  Correspondents:
     Title I.........................................  $ 11,970       6.9%    $21,577       64.8%
     Conventional....................................   144,634      83.1         335        1.0
                                                       --------     -----     -------      -----
  Total Correspondents...............................   156,604      90.0      21,912       65.8
                                                       --------     -----     -------      -----
  Dealers:
     Title I.........................................    12,427       7.2      11,386       34.2
     Conventional....................................     4,908       2.8          --        0.0
                                                       --------     -----     -------      -----
  Total Dealers......................................    17,335      10.0      11,386       34.2
                                                       --------     -----     -------      -----
Total................................................  $173,939     100.0%    $33,298      100.0%
                                                       ========     =====     =======      =====
NUMBER OF LOANS ORIGINATED:
  Correspondents:
     Title I.........................................       565       9.0%      1,357       65.1%
     Conventional....................................     4,377      70.0          11        0.5
                                                       --------     -----     -------      -----
  Total Correspondents...............................     4,942      79.0       1,368       65.6
                                                       --------     -----     -------      -----
  Dealers:
     Title I.........................................     1,018      16.2         716       34.4
     Conventional....................................       299       4.8          --        0.0
                                                       --------     -----     -------      -----
  Total Dealers......................................     1,317      21.0         716       34.4
                                                       --------     -----     -------      -----
Total................................................     6,259     100.0%      2,084      100.0%
                                                       ========     =====     =======      =====

                                                                  NINE MONTHS ENDED MAY 31,
                                                            -------------------------------------
                                                                  1997                 1996
                                                            ----------------     ----------------
LOAN ORIGINATIONS:
PRINCIPAL AMOUNT OF LOANS ORIGINATED:
  Correspondents:
     Title I..............................................  $ 42,481    12.2%    $ 57,777    64.6%
     Conventional.........................................   263,395    75.8          335     0.4
                                                            --------   -----     --------   -----
  Total Correspondents....................................   305,876    88.0       58,112    65.0
                                                            --------   -----     --------   -----
  Dealers:
     Title I..............................................    34,852    10.0       31,278    35.0
     Conventional.........................................     6,932     2.0           --     0.0
                                                            --------   -----     --------   -----
  Total Dealers...........................................    41,784    12.0       31,278    35.0
                                                            --------   -----     --------   -----
Total.....................................................  $347,660   100.0%    $ 89,390   100.0%
                                                            ========   =====     ========   =====
NUMBER OF LOANS ORIGINATED:
  Correspondents:
     Title I..............................................     2,058    15.0%       3,795    64.7%
     Conventional.........................................     8,337    60.8           11     0.2
                                                            --------   -----     --------   -----
  Total Correspondents....................................    10,395    75.8        3,806    64.9
                                                            --------   -----     --------   -----
  Dealers:
     Title I..............................................     2,925    21.3        2,054    35.1
     Conventional.........................................       392     2.9           --     0.0
                                                            --------   -----     --------   -----
  Total Dealers...........................................     3,317    24.2        2,054    35.1
                                                            --------   -----     --------   -----
Total.....................................................    13,712   100.0%       5,860   100.0%
                                                            ========   =====     ========   =====
LOANS SERVICED AT END OF PERIOD (INCLUDING LOANS
  SECURITIZED, SOLD TO INVESTORS, AND HELD FOR SALE):
Title I...................................................  $248,361    48.1%    $170,713    99.8%
Conventional..............................................   268,065    51.9          335     0.2
                                                            --------   -----     --------   -----
Total.....................................................  $516,426   100.0%    $171,048   100.0%
                                                            ========   =====     ========   =====

     The Company is obligated under certain agreements for the sale of loans and certain loan agreements to maintain various minimum net worth requirements. At May 31, 1997, the most restrictive of these agreements requires the Company to maintain a minimum tangible net worth of $12.5 million plus any issuance of capital stock or other capital instruments since August 31, 1995, plus 50% of the Company's cumulative net income since May 1, 1996. At May 31, 1997, the Company's minimum tangible net worth requirement was $39.4 million, and the Company's tangible net worth was $48.5 million. Additionally, the Company was required to maintain a minimum level of profitability of at least $500,000 per rolling 6 month period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for further information.

     On May 22, 1997, $63.5 million of loans were repurchased, securitized and sold by the Company, comprised of $60.8 million of limited equity conventional loans and $2.7 million of Title I Loans. Pursuant to this securitization, asset-backed notes secured by the loans were sold in a public offering. The securitization consisted of five note classes and one certificate class. The Company continues to service the sold loans and is entitled to receive, from payments with respect to interest on the sold loans, a servicing fee equal to 1.00% per annum on the remaining principal balance of each loan. The Company received certificates and contractual rights which have been recorded as mortgage related securities on the Statements of Financial Condition, representing the interest differential, after payment of servicing and other fees, between the interest paid by the obligors of the sold loans and the yield on the sold notes, and the receipt of the over-collateralization. The Company may be required to repurchase loans that do not conform to the representations and warranties made by the Company in the securitization agreements.

     The Company completed a $104.6 million senior subordinated loan securitization on June 27, 1997, representing a non-monoline insured transaction collateralized by conventional home improvement and debt consolidation mortgage loans with generally high loan-to-value ratios. Pursuant to this securitization, seven classes of home loan asset-backed notes and certificates were issued and sold in a public offering. The Company continues to service the sold loans and is entitled to receive, from payments with respect to interest on the sold loans, a servicing fee equal to 1.00% per annum on the aggregate principal balance of the loans. The Company received residual instruments and contractual rights which will be recorded as mortgage related securities on the Statements of Financial Condition, representing the excess interest differential (after payment of servicing, other fees, and the contractual obligations payable to the note and certificate holders) between the interest paid by the obligors of the sold loans and the yield on the sold notes and certificates. The Company may be required to purchase loans that do not conform to the representations and warranties made by the Company in the securitization agreements.

     The Company recognizes revenue from the gain on sale of loans, unrealized gain on mortgage related securities, interest income and servicing income. Interest income, net, represents the interest received on loans in the Company's portfolio prior to their sale, net of interest paid under its debt agreements. Net loan servicing income represents servicing fee income and other ancillary fees received for servicing loans less the amortization of capitalized mortgage servicing rights and excess servicing rights through January 1, 1997, which was the date of adoption of SFAS 125. Mortgage servicing rights and excess servicing rights were amortized over the estimated lives of the loans.

     The Company primarily sells loans through securitizations, and also sells whole loans to third party purchasers. Certain of the regular interests of the related securitizations are sold, with the interest only and residual interest securities retained by the Company. The Company sells its loans through whole loan sales to third party purchasers, generally retaining the right to service the loans and to receive any amounts in excess of the guaranteed yield to the purchasers. In the third quarter of fiscal 1997, the Company recorded loan sales of $159.2 million, of which $10 million were sold with servicing released.

     The following table sets forth the principal balance of loans sold or securitized and related gain on sale data for the three and nine months ended May 31, 1997 and 1996 (thousands of dollars):

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                          MAY 31,                  MAY 31,
                                                    --------------------     --------------------
                                                      1997        1996         1997        1996
                                                    --------     -------     --------     -------
ALL LOANS SOLD:
  Title I Loans...................................  $ 22,879     $31,652     $ 78,545     $88,073
  Conventional....................................   136,297          --      248,072          --
                                                    --------     -------     --------     -------
  Total...........................................  $159,176     $31,652     $326,617     $88,073
                                                    ========     =======     ========     =======
Gain on sale of loans.............................  $ 16,204     $   811     $ 36,233     $11,621
                                                    ========     =======     ========     =======
Net unrealized gain on mortgage related
  securities......................................  $  2,305     $ 2,182     $  5,213     $ 2,182
                                                    ========     =======     ========     =======
LOANS SOLD EXCLUDING THOSE WITH SERVICING
  RELEASED:
  Title I Loans...................................  $ 22,879     $31,652     $ 78,545     $88,073
  Conventional(1).................................   126,296          --      238,071          --
                                                    --------     -------     --------     -------
  Total...........................................  $149,175     $31,652     $316,616     $88,073
                                                    ========     =======     ========     =======
Gain on sale of loans(2)..........................  $ 15,804     $   811     $ 35,833     $11,621
                                                    ========     =======     ========     =======
Gain on sale of loans as a percentage of principal
  balance of loans sold(2)........................      10.6%        2.6%        11.3%       13.2%
                                                    ========     =======     ========     =======
Gain on sale of loans plus net unrealized gain on
  mortgage related securities as a percentage of
  principal balance of loans sold(2)..............      12.1%        9.5%        13.0%       15.7%
                                                    ========     =======     ========     =======

---------------
(1) Excludes $10,001,000 of loans sold with servicing released.
(2) Excludes gain on sale of $400,000 relating to the whole loan sale of $10,001,000 of loans sold with servicing released.

     The combined gain on sale and net unrealized gain on mortgage related securities for the 3 months ended May 31, 1997 was $18.8 million, or 11.8% of loans sold during the period, before adjustments totaling $295,000 relating to Title I Loans originated prior to March 1, 1996. The adjustments were approximately 0.2% of the original principal balances of such loans. The percentage of gain on sale of loans can vary for several reasons, including the relative amounts of conventional and Title I Loans, each of which type of loan has different (i) estimated prepayment rates, (ii) weighted-average interest rates, (iii) weighted-average maturities, and (iv) estimated future default rates. The gain on sale of loans percentage has increased since January 1, 1997, due to the reclassification of net loan servicing revenue into gain on sale of loans as a result of compliance with SFAS 125. Typically, the gain on sale of loans through securitizations is higher than on whole loan sales.

     As a holder of residual interest securities, the Company is entitled to receive certain excess cash flows. These excess cash flows are calculated as the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through interest and principal to be paid to the holders of the regular securities and interest only securities, (ii) trustee fees, (iii) third-party credit enhancement and FHA insurance fees, (iv) servicing fees and
(v) estimated loan pool losses. The Company's right to receive the excess of cash flows is subject to the satisfaction of certain over-collateralization or reserve requirements which are specific to each securitization and are used as a means of credit enhancement.

     Delinquencies -- The following table sets forth the Title I Loan and conventional loan delinquency and Title I insurance claims experience of loans serviced by the Company at the dates indicated (thousands of dollars):

                                                             MAY 31, 1997   AUGUST 31, 1996
                                                             ------------   ---------------
        Delinquency period(1)
          31-60 days past due..............................        1.53%            2.17%
          61-90 days past due..............................        0.65             0.85
          91 days and over past due(2).....................        3.06             4.53
          91 days and over past due, net of claims
             filed(3)......................................        2.32             1.94
        Outstanding claims filed with HUD(4)...............        0.74             2.59
        Outstanding number of Title I insurance claims.....         259              255
        Total servicing portfolio..........................    $516,426        $ 214,189
        Title I Loans serviced.............................     248,361          202,766
        Conventional loans serviced........................     268,065           11,423
        Amount of FHA insurance available(5)...............      21,413           21,205
        Amount of FHA insurance available as a percentage
          of Title I Loans serviced........................        8.62%           10.46%
        Losses on liquidated loans(6)......................    $     48        $      32

---------------

(1) Represents the dollar amount of delinquent loans as a percentage of the total dollar amount of loans serviced by the Company (including loans owned by the Company) as of the dates indicated. There were no conventional loan delinquencies at August 31, 1996.

(2) During the year ended August 31, 1996 and the first two quarters of fiscal 1997, the processing and payment of claims filed with HUD was delayed. Claims paid by HUD during the third quarter of 1997 were $4.4 million.

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

(5) If all claims filed with HUD had been processed as of May 31, 1997, the amount of FHA insurance available for all serviced Title I Loans would have been reduced to $17.7 million, which as a percentage of Title I Loans serviced, net of claims, would have been 7.2%.

(6) On Title I Loans, a loss is recognized upon receipt of payment of a claim or final rejection thereof. Claims paid in a period may relate to a claim filed in an earlier period. Since the Company commenced its Title I lending operations in March 1994, there has been no final rejection of a claim by the FHA. Aggregate losses on liquidated Title I Loans relates to 560 Title I insurance claims made by the Company, as servicer, since commencing operations through May 31, 1997. Losses on Title I Loans liquidated will increase as the balance of the claims are processed by HUD. The Company has received an average payment from HUD equal to 90% of the outstanding principal balance of such Title I Loans, plus appropriate interest and costs.

     Pooling and servicing agreements and sales and servicing agreements relating to the Company's securitization transactions contain provisions with respect to the maximum permitted loan delinquency rates and loan default rates, which, if exceeded, would allow the termination of the Company's right to service the related loans. At May 31, 1997, the rolling three month average annual default rate on the pool of loans sold in the March 1996 and August 1996 securitization transactions exceeded 6.5%, the permitted limit set forth in the related pooling and servicing agreements. Accordingly, this condition could result in the termination of the Company's servicing rights with respect to those pools of loans by the trustee, the master servicer or the insurance company providing credit enhancement for that transaction. Although the insurance company has indicated that it, and to its knowledge, the trustee and the master servicer have no present intention to terminate the Company's servicing rights related to those pools of loans, no assurance can be given that one or more of such parties will not exercise its right to terminate. In the event of such termination, there would be a material adverse effect on the valuation of the Company's mortgage servicing rights and the results of operations in the amount of such mortgage servicing rights ($2.6 million before income taxes at May 31, 1997) on the date of termination.

     The pooling and servicing agreements and sales and servicing agreements also require that certain delinquency and default rates not exceed certain thresholds. If these thresholds are exceeded, higher levels of over-collateralization are required which can cause a delay in cash receipts to the Company as a holder of the residual interest, causing an adverse valuation adjustment to the residual security.

     Delinquencies of loans serviced by the Company have also decreased the amount of loan servicing income recorded during the nine months ended May 31, 1997 as the Company's loan servicing income has been reduced by the amount of interest advanced to the owners of these loans.

     Delinquencies have increased to $27.1 million at May 31, 1997 from $16.2 million at August 31, 1996. Since the Company began originating Title I Loans in 1994, an increasing level of delinquencies has appeared as expected on such loans less than two years old. After this initial period, the level of delinquencies on such loans is not anticipated to increase.

     Once a loan becomes 30 days past due, a collection supervisor generally analyzes the account to determine the appropriate course of remedial action. It is the Company's policy to consult with the delinquent customer to resolve the past due balance before Title I claim processing or legal action is initiated.

RESULTS OF OPERATIONS

  Three Months Ended May 31, 1997 compared to Three Months Ended May 31, 1996

     The Company originated $173.9 million of loans during the 3 months ended May 31, 1997 compared to $33.3 million of loans during the 3 months ended May 31, 1996, an increase of 422.4%. The increase is a result of the overall growth in the Company's business, including an increase in the number of active Correspondents and an increase in the number of states served. At May 31, 1997, the Company had approximately 562 active Correspondents and 463 active Dealers, compared to approximately 254 active Correspondents and 445 active Dealers at May 31, 1996. Of the $173.9 million of loans originated during the 3 months ended May 31, 1997,

$149.5 million were conventional loans and $24.4 million were Title I Loans compared to $335,000 of conventional loans and $33 million of Title I Loans during the 3 months ended May 31, 1996.

     Total revenues increased 334.9% to $20.4 million during the 3 months ended May 31, 1997 from $4.7 million during the 3 months ended May 31, 1996. The increase was primarily the result of the increased volume of loans originated and the gain on sale of loans.

     Gain on sale of loans and net unrealized gain on sale of mortgage related securities increased to $18.5 million during the 3 months ended May 31, 1997 compared to $1.3 million during the 3 months ended May 31, 1996, primarily due to increased loan sales of $159.2 million during the 3 months ended May 31, 1997 compared to $31.7 million during the 3 months ended May 31, 1996.

     Loan servicing income decreased 43.6% to $726,000 during the 3 months ended May 31, 1997 from $1.3 million during the 3 months ended May 31, 1996. The decrease was primarily the result of increased amortization of mortgage servicing rights, reclassification of net revenue in compliance with SFAS 125, and increased interest advances and reduced servicing fees related to $27.1 million in serviced delinquent loans at May 31, 1997 compared to $12.9 million at May 31, 1996.

     Interest income on loans held for sale and mortgage related securities, net of interest expense, increased 182.1% to $1.1 million during the 3 months ended May 31, 1997 from $403,000 during the 3 months ended May 31, 1996. This was primarily the result of the combined increase in the size of the portfolio of loans held for sale and in the mortgage related securities portfolio to $116.3 million at May 31, 1997 from $19.8 million at May 31, 1996.

     The provision for credit losses increased to $7.1 million for the 3 months ended May 31, 1997 from $318,000 for the 3 months ended May 31, 1996. The increase in the provision was directly related to the increase in the volume of loans originated and the increased ratio of conventional loans to Title I Loans originated during the 3 months ended May 31, 1997 compared to the 3 months ended May 31, 1996. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. As the Company increased its conventional loan originations as compared to Title I Loan originations, the provision for credit losses as a percentage of loans originated increased due to the greater risk of loss associated with conventional loans, which are not FHA insured.

     Total general and administrative expenses increased 100.8% to $6.1 million during the 3 months ended May 31, 1997 compared to $3 million during the 3 months ended May 31, 1996. The increase was primarily a result of increased payroll related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel as a result of the expansion of the Company's business and costs related to the opening of additional offices.

     Payroll and benefits expense increased 123.9% to $2.9 million during the 3 months ended May 31, 1997 from $1.3 million during the 3 months ended May 31, 1996 primarily due to an increased number of employees. The number of employees increased to 332 at May 31, 1997 from 158 at May 31, 1996 due to increased staff necessary to support the business expansion and improve quality control.

     Commissions and selling expenses increased 24.3% to $675,000 during the 3 months ended May 31, 1997 from $543,000 during the 3 months ended May 31, 1996, while loan originations increased by $140.6 million to $173.9 million during the period. The sales network has expanded to substantially all states, adding new personnel and offices to further the loan origination growth strategy.

     Professional services decreased to $80,000 during the 3 months ended May 31, 1997 from $92,000 during the 3 months ended May 31, 1996 due primarily to decreased audit and legal fees.

     Servicing fees paid to affiliate increased 178.2% to $523,000 for the 3 months ended May 31, 1997 from $188,000 for the 3 months ended May 31, 1996 due primarily to a larger loan servicing portfolio. Management services by affiliate increased 43.5% to $241,000 for the 3 months ended May 31, 1997 from $168,000 for the 3 months ended May 31, 1996. These expenses represent services provided by Preferred Equities Corporation

(PEC), including executive, accounting, legal, management information, data processing, human resources, advertising and promotional materials.

     Other general and administrative expenses increased 82.6% to $902,000 during the 3 months ended May 31, 1997 from $494,000 during the 3 months ended May 31, 1996 due primarily to added expenses related to the ongoing expansion of facilities.

     Income before income taxes increased to $6.9 million for the 3 months ended May 31, 1997 from $1 million for the 3 months ended May 31, 1996, therefore, the provision for income taxes increased to $2.6 million for the 3 months ended May 31, 1997 from $255,000 for the 3 months ended May 31, 1996.

     As a result of the foregoing, the Company's net income increased 459.2% to $4.3 million for the 3 months ended May 31, 1997 from $764,000 for the 3 months ended May 31, 1996.

RESULTS OF OPERATIONS

  Nine Months Ended May 31, 1997 compared to Nine Months Ended May 31, 1996

     The Company originated $347.7 million of loans during the 9 months ended May 31, 1997 compared to $89.4 million of loans during the 9 months ended May 31, 1996, an increase of 288.9%. The increase is a result of the overall growth in the Company's business, including an increase in the number of active Correspondents and an increase in the number of states served. At May 31, 1997, the Company had approximately 562 active Correspondents and 463 active Dealers, compared to approximately 254 active Correspondents and 445 active Dealers at May 31, 1996. Of the $347.7 million of loans originated during the 9 months ended May 31, 1997, $270.3 million were conventional loans and $77.4 million were Title I Loans compared to $335,000 of conventional loans and $89.1 million of Title I Loans during the 9 months ended May 31, 1996.

     Total revenues increased 161% to $45.4 million during the 9 months ended May 31, 1997 from $17.4 million during the 9 months ended May 31, 1996. The increase was primarily the result of the increased volume of loans originated and the gain on sale of loans.

     Gain on sale of loans and net unrealized gain on mortgage related securities increased 200.3% to $41.4 million during the 9 months ended May 31, 1997 from $13.8 million during the 9 months ended May 31, 1996. The increase was primarily due to increased loan sales of $326.6 million during the 9 months ended May 31, 1997 compared to $88.1 million during the 9 months ended May 31, 1996.

     Loan servicing income decreased 36.9% to $1.9 million during the 9 months ended May 31, 1997 from $3 million during the 9 months ended May 31, 1996. The decrease was primarily the result of increased amortization of mortgage servicing rights, reclassification of net revenue in compliance with SFAS 125, and increased interest advances and reduced servicing fees related to $27.1 million in delinquent serviced loans at May 31, 1997 compared to $12.9 million at May 31, 1996.

     Interest income on loans held for sale and mortgage related securities, net of interest expense, increased 275.1% to $2 million during the 9 months ended May 31, 1997 from $538,000 during the 9 months ended May 31, 1996. The increase was primarily the result of the increase in the average size of the portfolio of loans held for sale, and the increased mortgage related securities portfolio.

     The provision for credit losses increased to $12.6 million for the 9 months ended May 31, 1997 from $815,000 for the 9 months ended May 31, 1996. The increase in the provision was directly related to the increase in the volume of loans originated and the increased ratio of conventional loans to Title I Loans originated during the 9 months ended May 31, 1997 compared to the 9 months ended May 31, 1996. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. As the Company increased its conventional loan originations as compared to Title I Loan originations, the provision for credit losses as a percentage of loans originated increased due to the greater risk of loss associated with conventional loans, which are not FHA insured.

     Total general and administrative expenses increased 88.6% to $15.7 million during the 9 months ended May 31, 1997 compared to $8.4 million during the 9 months ended May 31, 1996. The increase was primarily a result of increased payroll related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel as a result of the expansion of the Company's business and costs related to the opening of additional offices.

     Payroll and benefits expense increased 103.4% to $7.2 million during the 9 months ended May 31, 1997 from $3.6 million during the 9 months ended May 31, 1996 primarily due to an increased number of employees. The number of employees increased to 332 at May 31, 1997 from 158 at May 31, 1996 due to increased staff necessary to support the business expansion and improve quality control.

     Commissions and selling expenses increased 22.4% to $1.9 million during the 9 months ended May 31, 1997 from $1.6 million during the 9 months ended May 31, 1996, while loan originations increased by $258.3 million or 288.9% to $347.7 million at May 31, 1997. The sales network expanded to substantially all states, adding new personnel and offices to further the loan origination growth strategy.

     Professional services increased 63.3% to $387,000 during the 9 months ended May 31, 1997 from $237,000 during the 9 months ended May 31, 1996 due primarily to increased audit and legal fees attributable to continued growth.

     Servicing fees paid to affiliate increased 146.4% to $1.2 million for the 9 months ended May 31, 1997 from $479,000 for the 9 months ended May 31, 1996 due primarily to a larger loan servicing portfolio. Management services by affiliate increased 44.1% to $725,000 for the 9 months ended May 31, 1997 from $503,000 for the 9 months ended May 31, 1996. These expenses represent services provided by PEC, including executive, accounting, legal, management information, data processing, human resources, advertising and promotional materials.

     Other general and administrative expenses increased 94.2% to $2.3 million during the 9 months ended May 31, 1997 from $1.2 million during the 9 months ended May 31, 1996 due primarily to increased expenses related to the ongoing expansion of facilities.

     Income before income taxes increased to $16.4 million for the 9 months ended May 31, 1997 from $7.5 million for the 9 months ended May 31, 1996, therefore, the provision for income taxes increased to $6.2 million for the 9 months ended May 31, 1997 compared to $2.8 million for the 9 months ended May 31, 1996.

     As a result of the foregoing, the Company's net income increased 118.6% to $10.1 million for the 9 months ended May 31, 1997 from $4.6 million for the 9 months ended May 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents for the Company was $3.9 million at May 31, 1997 compared to $443,000 at August 31, 1996. The increase was primarily due to proceeds received from the common stock and debt offerings of the Company in November 1996. The Company's principal cash requirements relate to loan originations and require continued access to sources of debt financing and sales in the secondary market of loans.

     The Company has operated since March 1994, and expects to continue to operate for the foreseeable future on a negative operating cash flow basis as a result of the substantial growth of its loan originations. During the 9 months ended May 31, 1997, the Company operated on a negative operating cash flow basis due primarily to an increase in loans originated, using $63 million in operations that was funded primarily from borrowings and the proceeds of its stock and debt public offerings. In connection with whole loan sales with servicing retained and securitizations, the Company recognizes a gain on sale of the loans upon the closing of the transaction and the delivery of the loans, but does not receive the cash representing such gain until it receives the excess servicing spread, which is payable over the actual life of the loans sold. The Company incurs significant expenses in connection with securitizations and incurs tax liabilities as a result of gains on sale. The Company must maintain external sources of cash to fund its operations and pay taxes and therefore must maintain warehouse lines of credit and other external funding sources. If the capital sources of the Company were to decrease, the rate of growth of the Company would be negatively affected. Management anticipates that in the future the Company may seek to raise funds through public or private offerings of its debt or equity securities. However, the Company has no present plans or intentions with respect to any such offerings.

     In November 1996, the Company issued 2,300,000 shares of its common stock in an underwritten public offering at $10.00 per share. As a result of this transaction, Mego Financial's ownership in the Company was reduced from 100% at August 31, 1996 to 81.3%. Mego Financial continues to have voting control on all matters submitted to stockholders of the Company, including the election of directors and approval of extraordinary corporate transactions. Concurrently with the common stock offering, the Company issued $40 million of 12.5% Senior Subordinated Notes due in 2001 in an underwritten public offering. The Company used approximately $13.9 million of the aggregate net proceeds received from the offerings to repay amounts due to Mego Financial (parent only) and PEC and approximately $21.5 million to reduce the amounts outstanding under the Company's warehouse and revolving lines of credit. Additionally, the Company repaid $3 million under a repurchase agreement.

     The pooling and servicing agreements and sale and servicing agreements relating to the Company's securitizations require the Company to build over-collateralization levels through retention within each securitization trust of excess servicing distributions and application thereof to reduce the principal balances of the senior interests issued by the related trust or cover interest shortfalls. This retention causes the aggregate principal amount of the loans in the related pool to exceed the aggregate principal balance of the outstanding investor notes or certificates. Such over-collateralization amounts serve as credit enhancement for the related trust and therefore are available to absorb losses realized on loans held by such trust. Higher over-collateralization levels are required on conventional loans that are securitized as compared to Title I Loans.

     The Company continues to be subject to the risks of default and foreclosure following the sale of loans through securitizations to the extent excess servicing distributions are required to be retained or applied to reduce principal or cover interest shortfalls, if necessary. Such retained amounts are predetermined by the entity insuring the related senior interests or the rating agencies and are a condition to obtaining insurance and/or appropriate ratings thereon. In addition, such retention delays cash distributions that otherwise would flow to the Company through its retained interests, thereby adversely affecting the flow of cash to the Company.

     The Company's cash requirements arise from loan originations, payments of operating and interest expenses and deposits to reserve accounts related to loan sale transactions. Loan originations are initially funded principally through the Company's new $40 million warehouse line of credit that was executed in June 1997, which replaces a previous $20 million warehouse line of credit. See Note 4 of Notes to Financial Statements. At May 31, 1997, $19.9 million was outstanding under the $20 million warehouse line that had been temporarily increased to $30 million pending the final execution of the new $40 million warehouse line of credit in June 1997. In excess of 95% of the aggregate loans originated by the Company through May 31,1997 had been sold. Net cash used in the Company's operating activities was funded primarily from the reinvestment of proceeds from the sale of loans in the secondary market totaling approximately $326.6 million during the 9 months ended May 31, 1997. The loan sale transactions generally required the subordination of certain cash flows payable to the Company to the payment of scheduled principal and interest due to the loan purchasers. In connection with certain of such sale transactions, a portion of amounts payable to the Company from the excess interest spread is required to be maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the reserve account until a specified percentage of the principal balances of the sold loans is accumulated therein. The excess interest required to be deposited and maintained in the respective reserve accounts is not available to support the cash flow requirements of the Company. At May 31, 1997, amounts on deposit in such reserve accounts totaled $6.1 million.

     Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans in the secondary market, are essential for the continuation of the Company's loan origination operations. At

May 31, 1997, $19.9 million was outstanding under the $30 million warehouse line of credit that was in effect at that time and $10.1 million was available. The $30 million warehouse line of credit bore interest at the prime rate plus 1% per year and was secured by loans prior to sale. The agreement with the lender required the Company to maintain a minimum tangible net worth of $12.5 million plus any issuance of capital stock or other capital instruments since August 31, 1995, plus 50% of the Company's cumulative net income after May 1, 1996, and a minimum level of profitability of at least $500,000 per rolling 6 month period. At May 31, 1997, the Company's minimum tangible net worth requirement was $39.4 million and its tangible net worth was $48.5 million.

     The new $40 million warehouse line of credit, which became effective after May 31, 1997, bears interest at the lower of the one-month London Interbank Offered Rate (LIBOR) +1.50% or the Federal Funds rate plus 0.25%, expires June 26, 1998, and is secured by loans prior to sale. The agreement requires the Company to maintain adjusted minimum tangible net worth of $65 million plus 50% of the Company's cumulative net income since November 30, 1996, plus all net proceeds received by the Company through the sale or issuance of stock or additional subordinated notes. At May 31, 1997, the adjusted minimum tangible net worth as defined in the agreement was $82.9 million, and the required adjusted tangible net worth at May 31, 1997 would have been $68.8 million. Additionally, the following material covenant restrictions exist: i) the ratio of total liabilities (not including subordinated notes) divided by tangible net worth (including subordinated notes) cannot exceed 3:1, and ii) total liabilities must be less than the aggregate of 100% of cash plus 93% of loans held for sale plus 55% of restricted cash and mortgage related securities. At May 31, 1997, the ratio of total liabilities to tangible net worth was 0.66:1 and total liabilities were $54.5 million, which was $26.2 million under the maximum amount allowed. See Note 4 of Notes to Financial Statements.

     In April 1997, the Company entered into a pledge and security agreement with another financial institution for an $11 million revolving credit facility, with respect to which $11 million was outstanding at May 31, 1997. The amount which can be borrowed under the agreement was increased to $15 million in June 1997. This facility is secured by a pledge of certain of the Company's interest only and residual class certificates relating to securitizations carried as mortgage related securities on the Company's Statements of Financial Condition, payable to the Company pursuant to its securitization agreements. A portion of the loans under the credit line agreement bears interest at one-month LIBOR +3.5%, expiring one year from the initial advance, and requires the Company to maintain a minimum net worth requirement of the greater of $35 million, or 80% of net worth, following fiscal year end 1997. The portion of the credit line agreement applicable to a repurchase agreement secured by insured interest only certificates is at one-month LIBOR +2.0%. At May 31, 1997, the required net worth was $35 million and the Company's actual net worth was $48.5 million. Additionally, the agreement requires the Company to maintain a debt-to-net-worth ratio not to exceed 2.5:1. At May 31, 1997, the ratio was 0.39:1.

     Certain material covenant restrictions exist in the indenture agreement regarding the $40 million in subordinated notes of the Company dated November 19, 1996. These covenants include limitations on the Company's ability to incur indebtedness, grant liens on its assets and to enter into extraordinary corporate transactions. The Company may not incur indebtedness if, on the date of such incurrence and after giving thereto, the Consolidated Leverage Ratio would exceed 2:1, subject to certain exceptions. At May 31, 1997, the Consolidated Leverage Ratio was 1.25:1. The Consolidated Leverage Ratio is the ratio of (i) total debt, including subordinated debt, but excluding the Permitted Warehouse Debt (as defined below), accounts payable outstanding less than 60 days, and the tax sharing payable to Mego Financial from the Company to
(ii) the consolidated net worth of the Company. The Permitted Warehouse Debt generally is the outstanding amount under the warehouse line of credit agreement. The Permitted Warehouse Debt cannot exceed 3 times the Company's consolidated tangible net worth. At May 31, 1997, this ratio was 0.46:1. In addition, an escalating amount of the Company's mortgage related securities are required to remain unpledged. At May 31, 1997, that requirement was $28.8 million, and at that date $66.4 million of mortgage related securities were unpledged, resulting in $37.6 million of mortgage related securities available for pledging.

     While the Company believes that it will be able to maintain its existing credit facilities and obtain replacement financing as its credit arrangements mature and additional financing, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all. At May 31, 1997, no commitments existed for material capital expenditures.

     The Company also sells loans through whole loan sales. The Company has entered into agreements with 3 financial institutions to which an aggregate of $556.4 million in principal amount of loans had been sold at May 31, 1997, for amounts ranging between 90%-103% of the remaining principal balances, plus accrued interest. Pursuant to the agreements, the purchasers are entitled to receive interest at various rates. The Company retained the right to service the loans and the right to receive the difference (excess interest) between the sold loans' stated interest rate and the yield to the purchasers. Pursuant to the agreements, the Company is required to maintain reserve accounts ranging from 1% of the declining principal balance of the loans sold up to 100% of the principal balance of conventional loans over 150 days past due, which are funded from the excess interest received by the Company, less its servicing fee.

     In the first quarter of fiscal 1997, the Company entered into an agreement with a financial institution, providing for the purchase of up to $2 billion of loans over a five-year period. Pursuant to the agreement, Mego Financial issued to the financial institution a four-year warrant to purchase one million shares of Mego Financial common stock at an exercise price of $7.125 per share. The agreement also provides (i) that so long as the aggregate principal balance of loans purchased by the financial institution and not resold to third parties exceeds $100 million (temporarily increased to $150 million through August 31, 1997), the financial institution shall not be obligated to purchase, and the Company shall not be obligated to sell, loans under the agreement and (ii) that the percentage of conventional loans owned by the financial institution at any one-time and acquired pursuant to the agreement shall not exceed 65% of the total amount of loans owned by the financial institution at such time and acquired pursuant to the agreement which provision has been waived from time to time. The value of the warrants of $3 million (0.15% of the commitment amount) as of the commitment date, was charged to the Company and is being amortized as the commitment for the purchase of loans is utilized. At May 31, 1997, $1.7 billion remained available to be sold under the commitment. These warrants were recorded as additional paid-in capital of Mego Financial.

     During the 9 months ended May 31, 1997 and 1996, the Company used net cash of $63 million and $10.3 million, respectively, in operating activities. During the 9 months ended May 31, 1997 and 1996, the Company used net cash of $1.5 million and $488,000, respectively, in investing activities, which was substantially expended for office equipment and furnishings and data processing equipment. During the 9 months ended May 31, 1997, the Company provided net cash of $68 million from financing activities, primarily due to the issuance of subordinated debt and common stock, compared to $10.9 million during the 9 months ended May 31, 1996.

FINANCIAL CONDITION

May 31, 1997 compared to August 31, 1996

     Cash and cash equivalents increased 788% to $3.9 million at May 31, 1997 from $443,000 at August 31, 1996, primarily as a result of the use of the proceeds from the Company's common stock and debt offerings to acquire short term investments after repayment of debt.

     Restricted cash deposits increased 36.1% to $6.1 million at May 31, 1997 from $4.5 million at August 31, 1996, primarily due to an increase in the aggregate amount of securitizations.

     Loans held for sale, net, increased 440.4% to $24.9 million at May 31, 1997 from $4.6 million at August 31, 1996, primarily as a result of the Company's loan originations increasing and the timing of loan sales.

     The Company provides an allowance for credit losses, in an amount which, in the Company's judgment, will be adequate to absorb losses on loans after FHA insurance recoveries on the loans, that may become uncollectible. The Company's judgment in determining the adequacy of this allowance is based on its continual review of its portfolio which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, and current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality. Changes in the allowance for credit losses and the allowance for credit losses on loans sold with recourse for the three and nine months ended May 31, 1997 consist of the following (thousands of dollars):

        Balance at February 28, 1997.......................................  $ 1,843
          Provisions for credit losses.....................................    7,085
          Reductions of allowance due to loans sold without recourse or
             securitized...................................................   (2,977)
          Amounts charged to allowance for credit losses...................     (106)
                                                                             -------
        Balance at May 31, 1997............................................  $ 5,845
                                                                             =======
        Balance at August 31, 1996.........................................  $ 1,015
          Provisions for credit losses.....................................   12,601
          Reductions of allowance due to loans sold without recourse or
             securitized...................................................   (7,582)
          Amounts charged to allowance for credit losses...................     (189)
                                                                             -------
        Balance at May 31, 1997............................................  $ 5,845
                                                                             =======

     The allowance for credit losses and the allowance for credit loses on loans sold with recourse consist of the following at these dates (thousands of dollars):

                                                                 MAY 31,     AUGUST 31,
                                                                  1997          1996
                                                                 -------     ----------
        Allowance for credit losses............................  $  952        $   95
        Allowance for credit losses on loans sold with
          recourse.............................................   4,893           920
                                                                 ------        ------
                  Total........................................  $5,845        $1,015
                                                                 ======        ======

     Excess servicing rights decreased to $0 at May 31, 1997 from $12.1 million at August 31, 1996 due to the implementation of SFAS 125, which requires the reclassification of excess servicing rights as mortgage related securities which are carried at fair market value. The excess cash flow created through securitizations which had been recognized as excess servicing rights on loans repurchased and securitized are included in the cost basis of the mortgage related securities. Mortgage related securities were $91.3 million at May 31, 1997 and $22.9 million at August 31, 1996. The increase is due to the increased value of loans originated and securitized and the reclassification of excess servicing rights. See Note 3 of Notes to Financial Statements.

     Mortgage servicing rights increased 102.5% to $7.8 million at May 31, 1997 from $3.8 million at August 31, 1996 as a result of increased loan originations with subsequent loan sales with servicing retained to $316.6 million during the first 9 months of fiscal 1997 from $88.1 million during the first 9 months of 1996.

     Property and equipment, net, increased 138.7% to $2.1 million at May 31, 1997 from $865,000 at August 31, 1996 due to increased purchases of office equipment related to facility expansion.

     Notes and contracts payable increased 56.8% to $32.8 million at May 31, 1997 from $14.2 million at August 31, 1996 due to the increased borrowings by the Company to fund loans as a result of the overall growth in the Company's business.

     Accounts payable and accrued liabilities increased to $10 million at May 31, 1997 from $4.1 million at August 31, 1996 primarily as a result of the increased amounts due to investors on sold loans and the timing of accruals and payments.

     Due to parent company decreased 50.4% to $5.9 million at May 31, 1997 from $12 million at August 31, 1996. The decrease was primarily attributable to the payment of federal income taxes owed to Mego Financial as a result of the filing of a consolidated federal tax return and repayment of advances made by the parent to the Company.

     Stockholders' equity increased 173.9% to $48.5 million at May 31, 1997 from $17.7 million at August 31, 1996 as a result of the Company's stock offering and net income of $10.1 million during the 9 months ended May 31, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS 125) which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. As required by the statement, the Company adopted the new requirements effective January 1, 1997 and applied them prospectively. No material impact resulted from the implementation of SFAS 125. See Note 3 of Notes to Financial Statements.

     The FASB issued SFAS No. 128, "Earnings per Share," (SFAS 128) in March 1997, effective for financial statements issued after December 15, 1997. The statement provides simplified standards for the computation and presentation of earnings per share (EPS), making EPS comparable to international standards. SFAS 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under Accounting Principles Board Opinion No. 15. See Note 3 of Notes to Financial Statements for further discussion and SFAS 128 pro forma calculations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company intends to provide the pro forma and other additional disclosure about stock-based employee compensation in its financial statements for the year ending August 31, 1997 as required by SFAS 123.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events, including the sufficiency of the Company's cash flow for the future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for home improvement and debt consolidation loans; increases in the level of delinquencies on the Company's loans; the effect of general economic conditions generally and specifically changes in interest rates; the effect of competition; the Company's dependence on the ability to sell its loans; and the regulation of the Company by federal, state and local regulatory authorities. Actual events or results may differ as a result of these and other factors.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No reportable events occurred during the nine month period ended May 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NUMBER                                   DESCRIPTION
-------------- -------------------------------------------------------------------------------
  10.1         Loan Purchase Agreement dated as of November 1, 1996 between Financial Asset
               Securities Corp. and Mego Mortgage Corporation.
  10.2         Pooling and Servicing Agreement dated as of November 1, 1996 among Financial
               Asset Securities Corp., Mego Mortgage Corporation, Norwest Bank Minnesota, N.A.
               and First Trust of New York, National Association.
  10.3         Home Loan Purchase Agreement dated as of February 1, 1997 between Financial
               Asset Securities Corp. and Mego Mortgage Corporation.
  10.4         Sale and Servicing Agreement dated as of February 1, 1997 among Mego Mortgage
               Home Loan Owner Trust 1997-1, Financial Asset Securities Corp., Mego Mortgage
               Corporation, Norwest Bank Minnesota, N.A. and First Trust of New York, National
               Association.
  10.5         Trust Agreement dated as of February 1, 1997 among Financial Asset Securities
               Corp., Mego Mortgage Corporation, Wilmington Trust Company and First Trust of
               New York, National Association.
  10.6         Home Loan Purchase Agreement dated as of May 1, 1997 between Financial Asset
               Securities Corp. and Mego Mortgage Corporation.
  10.7         Sale and Servicing Agreement dated as of May 1, 1997 among Mego Mortgage Home
               Loan Owner Trust 1997-2, Financial Asset Securities Corp., Mego Mortgage
               Corporation, Norwest Bank Minnesota N.A. and First Trust of New York, National
               Association.
  10.8         Trust Agreement dated as of May 1, 1997 among Financial Asset Securities Corp.,
               Mego Mortgage Corporation, Wilmington Trust Company and First Trust of New
               York, National Association.
  10.9         Home Loan Purchase Agreement dated as of June 14, 1997 between Financial Asset
               Securities Corp. and Mego Mortgage Corporation.
  10.10        Sale and Servicing Agreement dated as of June 14, 1997 among Mego Mortgage Home
               Loan Owner Trust 1997-3, Financial Asset Securities Corp., Mego Mortgage
               Corporation, Norwest Bank Minnesota N.A. and First Trust of New York, National
               Association.
  10.11        Trust Agreement dated as of June 14, 1997 among Financial Asset Securities
               Corp., Mego Mortgage Corporation, Wilmington Trust Company and First Bank
               National Association.
  27.1         Financial Data Schedule (for SEC use only)

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

Date: July 14, 1997