Form 10-K405
period 1997-08-31
MEGO MORTGAGE CORP
filed 1997-10-31
CIK 1023334

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                        COMMISSION FILE NUMBER: 0-21689

                            ------------------------

                           MEGO MORTGAGE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                                       88-0286042
              (STATE OR OTHER JURISDICTION OF                          (IRS EMPLOYER
              INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)
     1000 PARKWOOD CIRCLE, SUITE 500, ATLANTA, GEORGIA                     30339
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                            ------------------------

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 770-952-6700
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     As of October 15, 1997, 12,300,000 shares of the registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant as of October 15, 1997 was approximately $116,877,352 based on a closing price of $14.875 for the common stock as reported on the NASDAQ National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Mego Mortgage Corporation (the "Company") is a specialized consumer finance company that originates, purchases, sells, securitizes and services consumer loans consisting primarily of conventional uninsured home improvement and debt consolidation loans which are generally secured by liens on residential property ("Conventional Loans"). The Company historically has originated loans through its network of independent correspondent lenders ("Correspondents") and home improvement construction contractors ("Dealers"). In order to both broaden its channels of origination and reduce its overall cost of loan acquisition, the Company commenced direct origination of Conventional Loans in the first quarter of fiscal 1998. To facilitate these new origination channels, the Company expects to enter into contractual arrangements with third party financial institutions for the acquisition of qualified consumer loan referrals. These referrals do not conform to that institution's programs, but may be suitable for approval and funding under the Company's product lines that are not available at the referring institution. By making direct loans to the consumers, the Company would avoid the payment of premiums which it incurs with the acquisition of completed loans from its Correspondent network. It is anticipated that the origination fees charged to consumers on the direct loans will adequately cover the cost of the referrals and thereby place the Company on a positive cash flow basis with respect to these direct loan originations. Until May 1996, the Company originated only home improvement loans insured under the Title I credit insurance program ("Title I Loans") of the Federal Housing Administration (the "FHA"). Subject to certain limitations, the Title I program provides for insurance of 90% of the principal balance of the loan, and certain other costs. The Company began offering Conventional Loans through its Correspondents in May 1996 and through its Dealers in September 1996. Since May 1996, Conventional Loans have accounted for an increasing portion of the Company's loan originations. For the three months ended August 31, 1996 and the year ended August 31, 1997, the Company originated $11.2 million and $428.8 million of Conventional Loans, respectively, which constituted 22.5% and 81.4%, respectively, of the Company's total loan originations during the respective periods.

     The profile of the Company's borrowers is typified by individuals who own their homes and have verifiable income but may have limited access to traditional financing sources due to insufficient home equity, limited credit history or high ratios of debt service to income. These borrowers require or seek a high degree of personalized service and prompt response to their loan applications. As a result, the Company's borrowers generally are not averse to paying higher interest rates that the Company receives in its loan programs as compared to the interest rates charged by banks and other traditional financial institutions. The Company has developed a proprietary credit index profile ("CIP") that includes as a significant component the credit evaluation score methodology developed by Fair, Isaac and Company ("FICO") to classify borrowers on the basis of likely future performance. The other components of the Company's credit scoring system include debt-to-income ratio, employment history and residence stability. The Company currently makes Conventional Loans only to those borrowers with an "A" or "B" credit grade, representing the two lowest credit risk levels, using the CIP. The Company also intends to expand its loan product lines during the first quarter of fiscal 1998 to include the origination of conventional residential first mortgage loans to those borrowers with a credit grade ranging from "A" to "C." With respect to this new product line increased emphasis will be placed on the underlying collateral value of the residence with such value fully supported by independent appraisals. Borrowers with a credit grade of "A" may borrow up to 90% of the underlying property's appraisal value while borrowers with a credit grade of "B" or "C" will be limited to loan amounts of up to 85% or up to 75% of the appraised value, respectively. It is the Company's intention to pool these first mortgage loans for eventual sale in the secondary market on a servicing released basis, without recourse for credit losses, and thereby generate cash premiums. Prior to funding any loans in this new product line, the Company will obtain forward purchase commitments for this product line from reliable third party financial institutions. The Company receives varying rates of interest based upon the borrower's credit profile and income and assumed risk. For the years ended August 31, 1996 and 1997, the loans originated by the Company had weighted-average interest rates of 14.03% and 13.92%, respectively.

     The Company's loan originations increased to $526.9 million during the fiscal year ended August 31, 1997 from $139.4 million during the fiscal year ended August 31, 1996. The Company's revenues increased to $54.8 million for the fiscal year ended August 31, 1997 from $23.6 million for the fiscal year ended August 31, 1996. For the fiscal year ended August 31, 1997, the Company had net income of $14.7 million compared to $6.9 million for the fiscal year ended August 31, 1996. The Company has operated since March 1994, and expects to continue to operate for the foreseeable future, on a negative cash flow basis.

     The Company sells substantially all the loans it originates either through securitizations at a yield below the stated interest rate on the loans, generally retaining the right to service the loans and to receive any amounts in excess of the yield to the purchasers, or through whole loan sales to third party institutional purchasers. In connection with whole loan sales, the Company either sells the loans on a servicing retained basis at a yield below the stated interest rate on the loans or on a servicing released basis at a premium. The Company has completed seven securitizations from March 1996 through August 1997, and expects to sell a substantial portion of its loan production through securitizations in the future. At August 31, 1997, the Company serviced $618.5 million of loans it had sold through whole loan sales and securitizations, and $9.6 million of loans it owned.

RELATIONSHIP WITH MEGO FINANCIAL; SPIN-OFF

     The Company was formed in June 1992 as a wholly-owned subsidiary of Mego Financial Corp. ("Mego Financial"), a publicly traded company, and commenced origination of loans in March 1994. In November 1996, the Company consummated an underwritten initial public offering (the "IPO") of 2.3 million shares of its common stock, $.01 par value (the "Common Stock"). As a result of the consummation of the IPO, Mego Financial's ownership of the Company was reduced to approximately 81.3% of the outstanding Common Stock. On September 2, 1997, Mego Financial distributed all of its 10.0 million shares of the Company's Common Stock to its shareholders in a tax-free spin-off (the "Spin-off"). In order to fund the Company's past operations and growth, and in conjunction with filing consolidated tax returns, the Company incurred debt and other obligations ("Intercompany Debt") to Mego Financial and its subsidiary Preferred Equities Corporation ("PEC"). The amount of Intercompany Debt was $12.8 million at August 31, 1996 and $10.1 million at August 31, 1997. It is not anticipated that Mego Financial will provide funds to the Company or guarantee the Company's indebtedness in the future, although it may do so. The Company also has agreements with PEC for the provision of management services and loan servicing. See "Item 13. Certain Relationships and Related Transactions."

RECENT DEVELOPMENTS

     In October 1997, the Company consummated a private placement (the "Private Placement") of $40.0 million aggregate principal amount of its 12 1/2% Senior Subordinated Notes due 2001 (the "Notes"), which increased the aggregate principal amount of Notes outstanding from $40.0 million to $80.0 million. (The $40.0 million of Notes sold in the Private Placement are referred to herein as the "Additional Notes" and the original $40.0 million of outstanding Notes are referred to herein as the "Existing Notes.") The Company used approximately $29.0 million of the net proceeds of the Private Placement to reduce amounts outstanding under the Company's lines of credit and $3.9 million of the net proceeds to repay Intercompany Debt. The balance of such net proceeds has been and will be used to originate and securitize loans. Prior to the consummation of the Private Placement, the Company obtained consents pursuant to a solicitation (the "Consent Solicitation") to amendments (the "Indenture Amendments") to the indenture governing the Notes (the "Original Indenture" and, as amended, the "Indenture"), which, among other things, permitted the issuance of the Additional Notes and modified certain covenants applicable to the Company. In connection with the Consent Solicitation, the Company made consent payments of $10.00 cash per each $1,000 principal amount of Existing Notes to holders thereof who properly furnished their consents to the amendments to the Original Indenture.

     Pursuant to the Spin-off, effective on September 2, 1997, Mego Financial distributed all of its 10.0 million shares of the Company's Common Stock to its shareholders. The Company believes that the Spin-off will not have a material adverse effect on the Company's business or strategic plans.

     As of September 2, 1997, Jeffrey S. Moore became Chief Executive Officer of the Company. See "Item 10. Directors and Executive Officers of the Company." Additionally, the Company determined to change its fiscal year-end from August 31 to December 31, effective December 31, 1997.

     In June and August 1997, the Company completed its first two non-monoline insured securitizations pursuant to which it sold pools of loans amounting to $104.6 million and $73.3 million, respectively. The Company will continue to service the sold loans and is entitled to receive a servicing fee of 1.0% from payments in respect of interest on the sold loans. From March 1996 to date, the Company has completed seven securitizations pursuant to which it has sold loan pools having an aggregate principal balance of approximately $531.3 million.

     On September 10, 1997, the Company signed a commitment letter for a revolving credit facility with a financial institution pursuant to which the Company would receive an initial advance of up to $5.0 million secured by certain residual interest and interest only securities at an annual interest rate of the higher of (i) the prime rate as established by The Chase Manhattan Bank, N.A., plus 2.5% or (ii) 9.0%. This credit facility could be increased to an aggregate principal amount of up to $8.8 million with additional lender participations. There can be no assurance that the Company will obtain such revolving credit facility.

HOME IMPROVEMENT AND DEBT CONSOLIDATION LOAN INDUSTRY

  Home Improvement

     According to data released by the Commerce Department's Bureau of the Census, expenditures for home improvement and repairs of residential properties have exceeded $100.0 billion per year since 1992 with 1996 expenditures estimated at $119.1 billion. The Company targets that portion of the estimated $119.1 billion of those expenditures which are for owner-occupied single-family properties where improvements are performed by professional remodelers. As the costs of home improvements escalate, home owners are seeking financing as a means to improve their property and maintain and enhance its value. The National Association of Home Builders Economics Forecast in 1995 estimates that home improvement expenditures will exceed $200.0 billion by the year 2003. Two types of home improvement financing are available to borrowers: the Title I program administered by the FHA, which is authorized to partially insure qualified lending institutions against losses, and uninsured Conventional Loans where the lender relies more heavily on the borrower's creditworthiness, debt capacity and the underlying collateral. Both types of loans are generally secured with a real estate mortgage lien on the property improved.

     The conventional home improvement financing market for the Company's products continues to grow, as many homeowners have limited access to traditional financing sources due to insufficient home equity, limited credit history or high ratios of debt service to income. Conventional Loan proceeds can be used for a variety of improvements such as large remodeling projects, both interior and exterior, kitchen and bath remodeling, room additions and in-ground swimming pools. Borrowers also have the opportunity to consolidate a portion of their outstanding debt in order to reduce their monthly debt service.

     According to the FHA, the amount of single family Title I Loans originated grew from $375.0 million during 1988 to $1.5 billion during 1996. Under Title I, the payment of approximately 90% of the principal balance of a loan is insured by the United States of America in the event of a payment default. The Title I program generally limits the maximum amount of the loan to $25,000 and restricts the type of eligible improvements and the use of the loan proceeds. Under Title I, only property improvement loans to finance the alteration, repair or improvement of existing single family, multifamily and non-residential structures are allowed. The FHA does not review individual loans at the time of approval. In the case of a Title I Loan less than $7,500, no equity is required in the property to be improved and the loan may be unsecured. In May 1997, the
U. S. Department of Housing and Urban Development ("HUD") proposed modifications to the Title I program which would eliminate the origination of Title I Loans through Dealers.

  Debt Consolidation

     A growing number of financial institutions, including the Company, are originating loans wherein the proceeds are used to reduce outstanding consumer finance obligations. These loans may also be made in conjunction with a home improvement project where the borrower seeks to enhance the value of his residence and ultimately reduce his monthly debt service obligations. These consumer finance obligations are often in the form of unsecured credit card debt which have high interest rates and relatively short term maturities. Under this type of loan accommodation, the consumer uses the loan proceeds to consolidate multiple outstanding obligations into a single loan. In turn, the consumer receives the benefit of a lower interest rate and an extended loan maturity thereby reducing the amount of monthly debt service obligations, and in certain instances may receive a tax benefit arising from the borrowing. These loan products are typically secured with a mortgage lien on the consumer's primary residence. These liens are typically in a junior position and when combined with first mortgage liens exceed the market value of the subject residence. The Company makes debt consolidation loans to high credit quality qualified borrowers who have demonstrated a credit history of honoring their financial obligations on a timely basis in accordance with the Company's criteria. Within the mortgage lending industry it is typical for loans to qualified borrowers to be limited to the amount which, when added to the outstanding senior debt on the property, will not exceed 125% of the market value of the property. For the fiscal year ended August 31, 1997, the Company's portfolio of Conventional Loans originated had a weighted-average loan-to-value ratio ("LTV") of 112%.

BUSINESS STRATEGY

     The Company's strategic plan is to continue to expand its lending operations while maintaining its credit quality. The Company's strategies include: (i) expanding and diversifying its existing network of Correspondents and Dealers; (ii) entering new geographic markets; (iii) expanding its current loan products to offer complementary loan products; (iv) initiating direct mortgage lending; (v) using securitizations to sell higher volumes of loans on favorable terms; and (vi) developing alternative avenues of profitable loan disposition. At August 31, 1997, the Company had developed a nationwide network of 694 active Correspondents and 670 active Dealers. The Company's Correspondents generally offer a wide variety of loans and its Dealers typically offer home improvement loans in conjunction with debt consolidation. By offering a more diversified product line, including Conventional Loans, and maintaining its high level of service, the Company has increased the loan production from its existing network of Correspondents and Dealers. The Company anticipates that as it expands its lending operations, it will continue to realize economies of scale thereby reducing its average loan origination costs and enhancing its profitability. In addition, the Company intends to continue to sell the greater portion of its loan production through securitizations as opportunities arise. Through access to securitization, the Company believes that it has the ability to sell higher volumes of loans on more favorable terms than in whole loan sales. However, the Company has also commenced, to a lesser extent, whole loan sales on either a servicing released or servicing retained basis. Sales on a servicing released basis and some sales on a servicing retained basis enable the Company to generate a cash premium at the time of sale. Over the long-term, the Company will seek to reduce its dependency on outside funding sources.

  Expansion of Correspondent Operations

     The Company seeks to increase originations of loans from select Correspondents. The Company has expanded its product line to include Conventional Loans to meet the needs of its existing network of Correspondents. Prior to May 1996, the Company originated only Title I Loans. This limited its ability to attract the more sophisticated Correspondent that offered a multitude of loan products and, accordingly, limited the Company's market penetration. The Company began offering Conventional Loans to existing select Correspondents in May 1996. In order to maintain the Company's customer service excellence, the Company has gradually increased the number of Correspondents to which it has offered Conventional Loans. Since the Company commenced offering Conventional Loans, the loan production of the Company's Correspondent division has significantly increased, comprising $460.4 million of originations during the year ended August 31, 1997. The Company believes that it is well positioned to expand this segment without any material increase in concentration or quality risks.

  Expansion of Dealer Operations

     The Company seeks to expand its Dealer network and maximize loan originations from its existing network by offering a variety of innovative products and providing consistent and prompt service at competitive prices. The Company has provided conventional products, including unsecured conventional home improvement loans, as well as its existing Title I product to its Dealers in order to meet the needs of the diverse borrower market. The Company targets Dealers that typically offer financing to their customers and attempts to retain and grow these relationships by providing superior customer service, personalized attention and prompt approvals and fundings. The Company has been unable to fully meet the needs of its Dealers because of Title I program limits on the amount and types of improvements which may be financed. The Company intends to meet the needs of its Dealers with new Conventional Loan programs complementing the Conventional Loan programs presently offered. These programs allow for more expensive project financing such as in-ground swimming pools and substantial remodeling as well as financing for creditworthy borrowers with limited equity who are in need of debt consolidation and borrowers with marginal creditworthiness and substantial equity in their property. With this strategy, the Company believes it can achieve further market penetration of its existing Dealer network and gain new Dealers and market share. In addition, the Company believes that this strategy may offset the potential loss of Dealer Title I Loan originations as a result of the new Title I proposed regulations which, if adopted, could end Dealer participation in Title I originations.

  Nationwide Geographic Expansion

     The Company intends to continue to expand its Correspondent and Dealer network on a nationwide basis and to enhance its value to its existing network. The Company's strategy involves (i) focusing on geographic areas that the Company currently underserves and (ii) tailoring the Company's loan programs to better serve its existing markets and loan sources.

  Product Extension and Expansion

     The Company intends to continue to review its loan programs and introduce complementary loan products that meet the needs of its customers. The Company will also evaluate products or programs that it believes are complementary to its current products for the purpose of enhancing revenue by leveraging and enhancing the Company's value to its existing network of Correspondents and Dealers. The Company believes that its introduction of new loan products will enhance its relationship with its Dealers and Correspondents and enable it to become a favored source for their various financing needs. Since it commenced operations, the Company has originated Title I Loans from both its Dealers and Correspondents. In May 1996, the Company broadened these activities to include non-FHA insured home improvement loans and combination home improvement and debt consolidation loans. Initially all of these loans, which permit loan amounts up to $75,000 with fixed rates and 25-year maturities, were secured by a lien, generally junior in priority, on the respective primary residence. In the first quarter of fiscal 1997, the Company commenced offering pure debt consolidation loans through its Correspondent Division and non-FHA insured loans through its Dealer Division. The Company commenced offering unsecured conventional home improvement loans limited to a maximum loan amount of $15,000 through its Dealer Division in the second quarter of fiscal 1997.

  Maximization of Flexibility in Loan Sales

     The Company employs a two-pronged strategy for disposing of its loan originations; through securitizations and, to a lesser extent, through whole loan sales. By employing this dual strategy, the Company has the flexibility to better manage its cash flow, diversify its exposure to the potential volatility of the capital markets and maximize the revenues associated with the gain on sale of loans given market conditions existing at the time of disposition. In order to gain access to the securitization market, the Company relied on credit enhancements provided by a monoline insurance carrier to guarantee the outstanding senior interests issued in its first five securitization transactions. In June and August 1997, the Company completed two senior subordinated securitizations representing its first two non-monoline insured transactions. The Company is approved by Federal National Mortgage Association ("FNMA") as a seller/servicer of Title I Loans, as a result of which the Company is eligible to sell such loans to FNMA on a servicing retained basis. During fiscal

1997, $39.8 million of Title I Loans were sold to FNMA on a servicing retained basis. The Company's strategy includes developing alternative avenues of loan disposition. In furtherance of this strategy, in the third quarter of fiscal 1997, the Company commenced the sales of Conventional Loans on a servicing released basis. These transactions enable the Company to generate a whole loan cash premium at the time of sale.

LOAN PRODUCTS

     The Company originates Conventional and Title I Loans. Both types of loans are typically secured by a first or junior lien on the borrower's principal residence, although the Company occasionally originates and purchases unsecured home improvement loans with borrowers that have an excellent credit history. The Company's loan products include: (i) fixed rate, Conventional Loans, secured by single family residences, with terms and principal amounts ranging from 60 to 300 months and up to $75,000; and (ii) fixed rate, secured and unsecured Title I Loans with terms and principal amounts ranging from 36 to 240 months and up to $25,000. Borrowers use loan proceeds for a wide variety of home improvement projects, such as exterior/interior remodeling, structural additions, roofing and plumbing, as well as, with regard to Conventional Loans, luxury items such as in-ground swimming pools. Debt consolidation loans, whereby the consumer is reducing or retiring high-rate short-term consumer debt, have become an increasing component of the Company's Conventional Loan originations. The Company lends to borrowers of varying degrees of creditworthiness. See "Loan Processing and Underwriting."

  Conventional Loans

     A Conventional Loan is a non-insured debt consolidation or home improvement loan typically undertaken to retire consumer debt and/or pay for a home improvement project. Virtually all of the Conventional Loans originated by the Company are secured by a first or junior mortgage lien on the borrower's principal residence. Underwriting for Conventional Loans varies according to the Company's evaluation of the borrower's credit risk and income stability as well as the underlying collateral. The Company will rely on the underlying collateral and equity in the property for borrowers judged to be greater credit risks. The Company targets the higher credit quality segment of borrowers. The Company originally began originating Conventional Loans through its Correspondent Division in the third quarter of fiscal 1996 and began offering such loan products through its Dealer Division in the first quarter of fiscal 1997.

     The Company has focused its Conventional Loan program on that segment of the marketplace with higher credit quality borrowers who may have limited equity in their residence after giving effect to the amount of senior liens. Most of the Company's Conventional Loans have relatively high LTVs and, accordingly, in such cases the collateral for such loans will not be sufficient to cover the principal amount of the loans in the event of default. The Company relies principally on the creditworthiness of the borrower and to a lesser extent on the underlying collateral for repayment of its Conventional Loans. The portfolio of Conventional Loans generated during the fiscal year ended August 31, 1997 indicates on average that the borrowers have received an "A-" grade under the Company's CIP, have an average debt-to-income ratio of 37%, post funding, and the subject properties are 100% owner occupied. On average, the market value of the underlying property is $118,200 without added value from the respective home improvement work, the amount of senior liens is $105,500 and the loan size is $30,400. More than 99% of the loans comprising the Company's Conventional Loan portfolio are secured by junior liens.

  Title I Loan Program

     The National Housing Act of 1934 (the "Housing Act"), Sections 1 and 2(a), authorized the creation of the FHA and the Title I credit insurance program ("Title I"). Under the Housing Act, the FHA is authorized to insure qualified lending institutions against losses on certain types of loans, including loans to finance the alteration, repair or improvement of existing single family, multi-family and nonresidential real property structures. Under Title I, the payment of approximately 90% of the principal balance of a loan and certain other amounts is insured by the United States of America in the event of a payment default.

     The principal amount of a secured Title I Loan may not exceed $25,000, in the case of a loan for the improvement of a single family structure, and $60,000, in the case of a loan for the improvement of a multi-family structure. Loans up to a maximum of $7,500 in principal amount may qualify as unsecured Title I Loans.

     Title I Loans are required to bear fixed rates of interest and, with limited exceptions, be fully amortizing with equal weekly, biweekly, semimonthly or monthly installment payments. Title I Loan terms may not be less than six months nor more than 240 months in the case of secured Title I Loans or 120 months in the case of unsecured Title I Loans. Subject to other federal and state regulations, the lender may establish the interest rate to be charged in its discretion.

     Title I generally provides for two types of Title I Loans, direct loans ("Direct Title I Loans") and dealer loans ("Dealer Title I Loans"). Direct Title I Loans are made directly by a lender to the borrower and there is no participation in the loan process by the contractor, if any, performing the improvements. In the case of Dealer Title I Loans, the Dealer, a contractor performing the improvements, assists the borrower in obtaining the loan, contracts with the borrower to perform the improvements, executes a retail installment contract with the borrower and, upon completion of the improvements, assigns the retail installment contract to the Title I lender. Each Dealer must be approved by the Title I lender in accordance with HUD requirements. Direct Title I Loans are closed by the lender in its own name with the proceeds being disbursed directly to the borrower prior to completion of the improvements. The borrower is generally required to complete the improvements financed by a Direct Title I Loan within six months of receiving the proceeds. In the case of Dealer Title I Loans, the lender is required to obtain a completion certificate from the borrower certifying that the improvements have been completed prior to disbursing the proceeds to the Dealer.

     The FHA charges a lender an annual fee equal to 50 basis points of the original principal balance of a loan for the life of the loan. A Title I lender or Title I sponsored lender is permitted to require the borrower to pay the insurance premium with respect to the loan. In general, the borrowers pay the insurance premiums with respect to Title I Loans originated through the Company's Correspondents but not with respect to Title I Loans originated through the Company's Dealers. Title I provides for the establishment of an insurance coverage reserve account for each lender. The amount of insurance coverage in a lender's reserve account is equal to 10% of the original principal amount of all Title I Loans originated or purchased and reported for insurance coverage by the lender less the amount of all insurance claims approved for payment. The amount of reimbursement to which a lender is entitled is limited to the amount of insurance coverage in the lender's reserve account.

LENDING OPERATIONS

     The Company has two principal divisions for the origination of loans, the Correspondent Division and the Dealer Division. The Correspondent Division represents the Company's largest source of loan originations. Through its Correspondent Division, the Company originates loans through a nationwide network of Correspondents including financial intermediaries, mortgage companies, commercial banks and savings and loan institutions. The Company typically originates loans from Correspondents on an individual loan basis, pursuant to which each loan is pre-approved by the Company and is purchased immediately after the closing. The Correspondent Division conducts operations from its headquarters in Atlanta, Georgia, with a vice president of operations responsible for underwriting and processing. The Correspondent Division utilizes eleven account executives supervised by the Vice President -- Correspondent Marketing responsible for developing and maintaining relationships with Correspondents. At August 31, 1997, the Company had a network of 694 active Correspondents.

     In addition to purchasing individual Direct Title I Loans and Conventional Loans, from time to time the Correspondent Division purchases small portfolios of loans from Correspondents. Each loan purchased is underwritten by Company personnel prior to purchase in order to ensure compliance with the Company's guidelines.

     The Dealer Division originates loans through a network of Dealers, consisting of home improvement construction contractors approved by the Company, by acquiring individual retail installment contracts

("Installment Contracts") from Dealers. An Installment Contract is an agreement between the Dealer and the borrower pursuant to which the Dealer performs the improvements to the property and the borrower agrees to pay in installments the price of the improvements. Before entering into an Installment Contract with a borrower, the Dealer assists the borrower in submitting a loan application to the Company. If the loan application is approved, the Dealer enters into an Installment Contract with the borrower, the Dealer assigns the Installment Contract to the Company upon completion of the home improvements and the Company, upon receipt of the requisite loan documentation (described below) and completion of a satisfactory telephonic interview with the borrower, pays the Dealer pursuant to the terms of the Installment Contract. The Dealer Division, and to a limited extent, the Correspondent Division, maintains 19 branch offices located in Waldwick, New Jersey; Kansas City, Missouri; Las Vegas, Nevada; Austin, Texas: Oklahoma City, Oklahoma; Seattle, Washington; Waterford, Michigan; Columbus, Ohio; Elmhurst, Illinois; Philadelphia, Pennsylvania; Denver, Colorado; Richmond, Virginia; Scottsdale, Arizona; Patchogue, New York; Woburn, Massachusetts; Dublin, California; Stuart, Florida; Miami Lakes, Florida; and Brentwood, Tennessee; through which it conducts its marketing to Dealers or Correspondents in the state in which the branch is located as well as certain contiguous states. The Dealer Division is operated with a vice president of operations responsible for loan processing and underwriting, two regional managers, and 15 field representatives supervised by the Director of Dealer Marketing who are responsible for marketing to Dealers. At August 31, 1997, the Company had a network of 670 active Dealers doing business in 34 states and the District of Columbia. The Company commenced offering Conventional Loans through its Dealer Division during the first quarter of 1997.

     Correspondents and Dealers qualify to participate in the Company's programs only after a review by the Company's management of their reputations and expertise, including a review of references and financial statements, as well as a personal visit by one or more representatives of the Company. Title I requires the Company to reapprove its Dealers annually and to monitor the performance of those Correspondents that are sponsored by the Company. The Company's compliance function is performed by a vice president of compliance, whose staff performs periodic reviews of Correspondent and Dealer performance and may recommend to senior management the suspension of a Correspondent or a Dealer. The Company believes that its system of acquiring loans through a network of Correspondents and Dealers and processing such loans through a centralized loan processing facility has (i) assisted the Company in minimizing its level of capital investment and fixed overhead costs and (ii) assisted the Company in realizing certain economies of scale associated with evaluating and acquiring loans. The Company does not believe that the loss of any particular Correspondent or Dealer would have a material adverse effect upon the Company. See "Loan Processing and Underwriting."

     The Company pays its Correspondents premiums on the loans it purchases based on the credit score of the borrower and the interest rate on the respective loan. Additional premiums are paid to Correspondents based on the volume of loans purchased from such Correspondents in a monthly period. During fiscal 1996 and fiscal 1997, the Company originated $94.2 million and $460.4 million, respectively, of loans from Correspondents and paid total premiums of $2.8 million or 3.0%, and $18.3 million or 4.0%, respectively, of such loans.

     None of the Company's arrangements with its Dealers or Correspondents is on an exclusive basis. Each relationship is documented by either a Dealer Purchase Agreement or a Correspondent Purchase Agreement. Pursuant to a Dealer Purchase Agreement, the Company may purchase from a Dealer loans that comply with the Company's underwriting guidelines at a price acceptable to the Company. With respect to each loan purchased, the Dealer makes customary representations and warranties regarding, among other things, the credit history of the borrower, the status of the loan and its lien priority if applicable, and agrees to indemnify the Company with respect to such representations and warranties. Pursuant to a Correspondent Purchase Agreement, the Company may purchase loans through a Correspondent, subject to receipt of specified documentation. The Correspondent makes customary representations and warranties regarding, among other things, the Correspondent's corporate status, as well as regulatory compliance, good title, enforceability and payments and advances of the loans to be purchased. The Correspondent covenants to, among other things, keep Company information confidential, provide supplementary information, maintain government approvals with respect to Title I Loans and refrain from certain solicitations of the Company's borrowers. The Correspondent also agrees to indemnify the Company for misrepresentations or non-performance of its obligations.

     The following table sets forth certain data regarding loan applications processed and loans originated by the Company during the years indicated.

                                                             FOR THE YEARS ENDED AUGUST 31,
                                          ---------------------------------------------------------------------
                                                 1995                     1996                     1997
                                          -------------------     --------------------     --------------------
TOTAL LOAN APPLICATIONS:
  Number processed......................       27,608                   42,236                   92,165
  Number approved.......................       15,956                   20,910                   52,269
  Approval ratio........................         57.8%                    49.5%                    56.7%
LOAN ORIGINATIONS:
  Principal balance of loans originated:
    Correspondents:
      Title I...........................  $63,792,680    72.7%    $ 82,596,197    59.3%    $ 50,814,931     9.7%
      Conventional......................           --      --       11,582,108     8.3      409,603,281    77.7
                                          -----------   -----     ------------   -----     ------------   -----
         Total Correspondents...........   63,792,680    72.7       94,178,305    67.6      460,418,212    87.4
                                          -----------   -----     ------------   -----     ------------   -----
    Dealers:
      Title I...........................   23,957,829    27.3       45,188,721    32.4       47,269,541     9.0
      Conventional......................           --      --               --      --       19,228,957     3.6
                                          -----------   -----     ------------   -----     ------------   -----
         Total Dealers..................   23,957,829    27.3       45,188,721    32.4       66,498,498    12.6
                                          -----------   -----     ------------   -----     ------------   -----
         Total principal balance of
           loans originated.............  $87,750,509   100.0%    $139,367,026   100.0%    $526,916,710   100.0%
                                          ===========   =====     ============   =====     ============   =====
  Number of loans originated:
    Correspondents:
      Title I...........................        3,437    59.1%           4,382    50.9%           2,445    12.0%
      Conventional......................           --      --              392     4.6           12,831    62.7
                                          -----------   -----     ------------   -----     ------------   -----
         Total Correspondents...........        3,437    59.1            4,774    55.5           15,276    74.7
                                          -----------   -----     ------------   -----     ------------   -----
    Dealers:
      Title I...........................        2,381    40.9            3,836    44.5            3,893    19.0
      Conventional......................           --      --               --      --            1,296     6.3
                                          -----------   -----     ------------   -----     ------------   -----
         Total Dealers..................        2,381    40.9            3,836    44.5            5,189    25.3
                                          -----------   -----     ------------   -----     ------------   -----
         Total number of loans
           originated...................        5,818   100.0%           8,610   100.0%          20,465   100.0%
                                          ===========   =====     ============   =====     ============   =====
Average principal balance of loans
  originated............................  $    15,083             $     16,187             $     25,747
Weighted-average interest rate on loans
  originated............................        14.55%                   14.03%                   13.92%
Weighted-average term of loans
  originated (months)...................          188                      198                      226

LOAN PROCESSING AND UNDERWRITING

     The Company's loan application and approval process generally is conducted over the telephone with applications usually received at the Company's centralized processing facility from Correspondents and Dealers by facsimile transmission. Upon receipt of an application, the information is entered into the Company's system and processing begins. All loan applications are individually analyzed by employees of the Company at its loan processing headquarters in Atlanta, Georgia. The information provided in loan applications is first verified by, among other things, (i) written confirmations of the applicant's income and, if necessary, bank deposits, (ii) a formal credit bureau report on the applicant from a credit reporting agency, (iii) a title report,
(iv) if necessary, a real estate appraisal and (v) if necessary, evidence of flood insurance. Loan applications are also reviewed to ascertain whether or not they satisfy the Company's underwriting criteria, including loan-to-value ratios, occupancy status, borrower income qualifications, employment stability, purchaser requirements and necessary insurance and property appraisal requirements.

     The Company has developed the CIP as a statistical credit based tool to predict likely future performance of a borrower. A significant component of this customized system is the credit evaluation score methodology developed by FICO, a consulting firm specializing in creating default predictive models through a high number of variable components. A FICO score is calculated by a system of scorecards. FICO uses actual credit data on millions of consumers, and applies complex mathematical methods to perform extensive research into credit patterns that forecast credit performance. The principal components of the FICO predictive model include a consumer's credit payment history, outstanding debt, availability and pursuit of new credit, and types of credit in use. Through this scorecard process, FICO identifies distinctive credit patterns, which patterns correspond to a likelihood that a consumer will make his loan payments as agreed in the future. The score is based on all the credit-related data in the credit report, not just negative data such as missed payments. The other components of the CIP include debt-to-income analysis, employment stability, self employment criteria, residence stability and occupancy status of the subject property. By utilizing both scoring models in tandem, all applicants are considered on the basis of their ability to repay the loan obligation while allowing the Company to maintain its risk based pricing for each loan.

     Based upon FICO score default predictors and the Company's internal CIP score, loans are classified by the Company into gradations of ascending credit risks and descending quality, from "A" credits to "D" credits, with subratings within those categories. Quality is a function of both the borrower's creditworthiness, and the extent of the value of the collateral, which is typically a second lien on the borrower's primary residence. "A+" credits generally have a FICO score greater than 680. An applicant with a FICO score of less than 620 would be rated a "C" credit unless the loan-to-value ratio was 75% or less which would raise the credit risk to the Company to a "B" or better depending on the borrower's debt service capability. Depending on loan size, typical loan-to-value ratios for approved "A" and "B" credits range from 90% to 125%, while loan-to-value ratios for approved "C" credits range from 60% up to 90% with extraordinary compensating factors.

     The Company's underwriters review the applicant's credit history, based on the information contained in the application as well as reports available from credit reporting bureaus and the Company's CIP score, to determine the applicant's acceptability under the Company's underwriting guidelines. Based on the underwriter's approval authority level, certain exceptions to the guidelines may be made when there are compensating factors subject to approval from a corporate officer. The underwriter's decision is communicated to the Correspondent or Dealer and, if approved, fully explains the proposed loan terms. The Company endeavors to respond to the Correspondent or Dealer on the same day the application is received.

     The Company issues a commitment to purchase a pre-approved loan upon the receipt of a fully completed loan package. Commitments indicate loan amounts, fees, funding conditions, approval expiration dates and interest rates. Loan commitments are generally issued for periods of up to 45 days in the case of Correspondents and 90 days in the case of Dealers. Prior to disbursement of funds, all loans are carefully reviewed by funding auditors to ensure that all documentation is complete, all contingencies specified in the approval have been met and the loan is closed in accordance with Company and regulatory procedures.

     The Company also purchases loans from a limited number of Correspondents on a wholesale basis whereby typically biweekly volume of closed loans is submitted for purchase. Each loan is individually underwritten and audited by Correspondent Division underwriting personnel prior to purchase.

  Conventional Loans

     The Company has implemented policies for its Conventional Loan program that are designed to minimize losses by adhering to high credit quality standards or requiring adequate loan-to-value levels. The Company will only make Conventional Loans to borrowers with an "A" or "B" credit grade using the CIP. For the fiscal year ended August 31, 1997, the Company's portfolio of Conventional Loans originated had been evaluated on average as an "A-" credit risk and had a weighted-average (i) FICO score of 670, (ii) gross debt-to-income ratio of 37%, post funding, (iii) interest rate of 14.03% and (iv) loan-to-value ratio of 112%, as well as an average loan amount of $30,400. Substantially all of the Conventional Loans originated to date by the Company are secured by first or second mortgage liens on single family, owner occupied properties.

     Terms of Conventional Loans made by the Company, as well as the maximum loan-to-value ratios and debt service to income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the Company's evaluation of the borrower's creditworthiness. Borrowers with lower creditworthiness generally pay higher interest rates and loan origination fees.

     As part of the underwriting process for Conventional Loans with an original principal balance in excess of $35,000, the Company generally requires an appraisal of the mortgaged property as a condition to the commitment to purchase. If an appraisal is utilized, the Company requires the independent appraiser to be state licensed and certified. The Company requires that all independent appraisals be completed within the Uniform Standards of Professional Appraisal Practice as adopted by the Appraisal Standards Board of the Appraisal Foundation. Prior to originating a Conventional Loan, the Company audits the appraisal for accuracy to ensure that the appraiser used sufficient care in analyzing data to avoid errors that would significantly affect the appraiser's opinion and conclusion. This audit includes a review of housing demand, physical adaptability of the real estate, neighborhood trends and the highest and best use of the real estate. In the event the audit reveals any discrepancies as to the method and technique that are necessary to produce a credible appraisal, the Company will perform additional property data research or may request a second appraisal to be performed by an independent appraiser selected by the Company in order to further substantiate the value of the subject property.

     In lieu of requiring a new appraisal, for Conventional Loans with original principal balances of less than $50,000, the Company may accept a HUD-1 settlement statement no older than 12 months, a broker's price opinion, a tax assessment, an existing drive-by appraisal or a Uniform Residential Appraisal Report no older than 12 months. With respect to Conventional Loans with an original principal balance in excess of $35,000 but less than $40,000, the Company may accept the stated value of the mortgaged property if the borrower meets certain credit criteria.

     The Company also requires a title report on all subject properties securing its Conventional Loans to verify property ownership, lien position and the possibility of outstanding tax liens or judgments. In the case of loans in the first lien position, the Company requires a full title insurance policy substantially in compliance with the requirements of the American Loan Title Association.

     The applicant is required to secure hazard insurance and may be required to secure flood insurance if the mortgaged property has been identified by the Federal Emergency Management Agency ("FEMA") as having special flood hazards.

  Title I Loans

     The Company makes Title I Loans to borrowers with an "A" to "C" credit grade based on CIP score and lien position. For the fiscal year ended August 31, 1997, the Company's Title I portfolio had been evaluated as a "B+" credit risk and had a weighted-average FICO score of 647. The Company's underwriting guidelines for Title I Loans meet FHA's underwriting criteria. Completed loan packages are sent to the Company's Underwriting Department for predisbursement auditing and funding.

     Subject to underwriting approval of an application forwarded to the Company by a Dealer, the Company issues a commitment to purchase an Installment Contract from a Dealer upon the Company's receipt of a fully completed loan package and notice from the borrower of satisfactory work completion. Subject to underwriting approval of an application forwarded to the Company by a Correspondent, the Company issues a commitment to purchase a Title I Loan upon the Company's receipt of a fully completed and closed loan package.

     The Company's underwriting personnel review completed loan applications to verify compliance with the Company's underwriting standards, FHA requirements and federal and state regulations. In the case of Title I Loans acquired from Dealers, the Company conducts a prefunding telephonic interview with the property owner to determine that the improvements have been completed in accordance with the terms of the Installment Contract and to the owner's satisfaction. The Company utilizes a nationwide network of independent inspectors to perform on-site inspections of improvements within the time frames specified by the

Title I program. Appraisals for Title I Loans, when necessary, are generally prepared by pre-approved independent appraisers that meet the Company's standards for experience, education and reputation.

     Since the Company does not currently originate any Title I Loans with an original principal balance in excess of $25,000, the FHA does not individually review the Title I Loans originated by the Company.

QUALITY CONTROL

     The Company employs various quality control personnel and procedures in order to insure that loan origination standards are adhered to and regulatory compliance is maintained while substantial growth is experienced in the servicing portfolio.

     In accordance with Company policy, the Quality Control Department reviews a statistical sample of loans closed each month. This review is generally completed within 60 days of funding and circulated to appropriate department heads and senior management. Finalized reports are maintained in the Company's files for a period of two years from completion. Typical review procedures include reverification of employment and income, re-appraisal of the subject property, obtaining separate credit reports and recalculation of debt-to-income ratios. The statistical sample is intended to cover 10% of all new loan originations with particular emphasis on new Correspondents and Dealers. Emphasis will also be placed on those loan sources where higher levels of delinquency are experienced, physical inspections reveal a higher level of non-compliance, or payment defaults occur within the first six months of funding. On occasion, the Quality Control Department may review all loans generated from a particular loan source in the event an initial review determines a higher than normal number of exceptions. The account selection of the Quality Control Department is also designed to include a statistical sample of loans by each underwriter and each funding auditor and thereby provide management with information as to any aberration from Company policies and procedures in the loan origination process.

     Under the direction of the Vice President of Credit Quality and Regulatory Compliance, a variety of review functions are accomplished. On a daily basis, a sample of recently approved loans are reviewed to insure compliance with underwriting standards. Particular attention is focused on those underwriters who have developed a higher than normal level of exceptions. In addition to this review, the Company has developed a staff of post-disbursement review auditors which reviews 100% of recently funded accounts, typically within two weeks of funding. All credit reports are analyzed, debt-to-income ratios recalculated, contingencies monitored and loan documents inspected. Exception reports are forwarded to the respective Vice Presidents of Production as well as senior management. The Company also employs a Physical Inspection Group that is responsible for monitoring the inspection of all homes which are the subject of home improvement loans. Non-compliance is tracked by loan source and serves as another method of evaluating a loan source relationship.

     The Company has expended substantial amounts in developing its Quality Control and Compliance Department. The Company recognizes the need to monitor its operations continually as it experiences substantial growth. Feedback from these departments provides senior management with the information necessary to take corrective action when appropriate, including the revision and expansion of its operating policies and procedures.

LOAN PRODUCTION TECHNOLOGY SYSTEMS

     The Company utilizes a sophisticated computerized loan origination tracking system that allows it to monitor the performance of Dealers and Correspondents and supports the marketing efforts of the Dealer and Correspondent Divisions by tracking the marketing activities of field sales personnel. The system automates various other functions such as Home Mortgage Disclosure Act and HUD reporting requirements and routine tasks such as decline letters and the flood certification process. The system also affords management access to a wide range of decision support information such as data on the approval pipeline, loan delinquencies by source, and the activities and performance of underwriters and funders. The Company uses intercompany electronic mail, as well as an electronic-mail link with its affiliate, PEC, to facilitate communications and has an electronic link to PEC that allows for the automated transfer of accounts to PEC's servicing system.

     The Company is continually enhancing this system to provide for the automation of the loan origination process as well as loan file indexing and routing. These enhancements include electronic routing of loan application facsimile transmissions, automated credit report inquiries and consumer credit scoring along with on-screen underwriting and approval functions. These enhancements will continue to (i) increase loan production efficiencies by minimizing manual processing of loan documentation, (ii) enhance the quality of loan processing by use of uniform electronic images of loan files and (iii) facilitate loan administration and collections by providing easier access to loan account information. In October 1997, the Company entered into a five-year $986,000 equipment financing arrangement in order to facilitate these ongoing enhancements.

     The Company is currently in the process of conforming all of its computerized systems to be year 2000 ("Y2000") compliant. Many of these systems are already Y2000 compliant and the Company expects such systems to be in full compliance before the end of 1999.

LOAN SERVICING

     The Company's strategy has been to retain the bulk of the servicing rights associated with the loans it originates. The Company's loan servicing activities include responding to borrower inquiries, processing and administering loan payments, reporting and remitting principal and interest to the whole loan purchasers who own interests in the loans and to the trustee and others with respect to securitizations, collecting delinquent loan payments, processing Title I insurance claims, conducting foreclosure proceedings and disposing of foreclosed properties and otherwise administering the loans. The Company's various loan sale and securitization agreements allocate a portion of the difference between the stated interest rate and the interest rate passed through to purchasers of its loans to servicing revenue. Servicing fees are collected by the Company out of monthly loan payments. Other sources of loan servicing revenues include late charges and miscellaneous fees. The Company uses a sophisticated computer based mortgage servicing system that it believes enables it to provide effective and efficient administering of Conventional and Title I Loans. The servicing system is an on-line real time system developed and maintained by PEC. It provides payment processing and cashiering functions, automated payoff statements, on-line collections, statement and notice mailing along with a full range of investor reporting requirements. The Company has entered into a subservicing agreement with PEC for the use of the system and continuous support. The monthly investor reporting package includes a trial balance, accrued interest report, remittance report and delinquency reports. Formal written procedures have been established for payment processing, new loan set-up, customer service, tax and insurance monitoring.

     The Company is a HUD approved lender and a FNMA approved seller/servicer. As such, it is subject to due diligence review of its policies, procedures, and business, and is qualified to underwrite, sell and service Title I Loans on behalf of the FHA and FNMA.

     The Company's loan collection functions are organized into two areas of operation: routine collections and management of nonperforming loans.

     Routine collection personnel are responsible for collecting loan payments that are less than 60 days contractually past due and providing prompt and accurate responses to all customer inquiries and complaints. These personnel report directly to the Company's Vice President of Loan Administration. Borrowers are contacted on the due date for each of the first six payments in order to encourage continued prompt payment. Generally, after six months of seasoning, collection activity will commence if a loan payment has not been made within five days of the due date. Borrowers usually will be contacted by telephone at least once every five days and also by written correspondence before the loan becomes 60 days delinquent. With respect to loan payments that are less than 60 days late, routine collections personnel utilize a system of mailed notices and telephonic conferences for reminding borrowers of late payments and encouraging borrowers to bring their accounts current. Installment payment invoices and return envelopes are mailed to each borrower on a monthly basis. The Company has bilingual customer service personnel available.

     Once a loan becomes 30 days past due, a collection supervisor generally analyzes the account to determine the appropriate course of remedial action. On or about the 45th day of delinquency, the supervisor determines if the property needs immediate inspection to determine if it is occupied or vacant. Depending upon the circumstances surrounding the delinquent account, a temporary suspension of payments or a repayment plan to return the account to current status may be authorized by the Vice President of Loan Administration. In any event, it is the Company's policy to work with the delinquent customer to resolve the past due balance before Title I claim processing or legal action is initiated.

     Nonperforming loan management personnel are responsible for collecting severely delinquent loan payments (over 60 days late), filing Title I insurance claims or initiating legal action for foreclosure and recovery. Operating from the Company's headquarters in Atlanta, Georgia, collection personnel are responsible for collecting delinquent loan payments and seeking to mitigate losses by providing various alternatives to further actions, including modifications, special refinancing and indulgence plans. Title I insurance claim personnel are responsible for managing Title I insurance claims, utilizing a claim management system designed to track insurance claims for Title I Loans so that all required conditions precedent to claim perfection are met. In the case of Conventional Loans, a foreclosure coordinator will review all previous collection activity, evaluate the lien and equity position and obtain any additional information as necessary. The ultimate decision to foreclose, after all necessary information is obtained, is made by an officer of the Company. Foreclosure regulations and practices and the rights of the owner in default vary from state to state, but generally procedures may be initiated if: (i) the loan is 90 days (120 days under California law) or more delinquent; (ii) a notice of default on a senior lien is received; or (iii) the Company discovers circumstances indicating potential loss exposure.

     Net loan servicing income was $873,000, $3.3 million, and $3.0 million for the years ended August 31, 1995, 1996 and 1997, respectively, constituting 6.4%, 14.2% and 5.5%, respectively, of the Company's total revenues in such years. The decrease in net loan servicing income from fiscal 1996 to fiscal 1997 was primarily the result of the reclassification of net revenue as a result of the adoption of SFAS 125 (as later defined) and increased interest advances and reduced servicing fees related to the increase in delinquent serviced loans. As of August 31, 1997, the Company increased the size of the loan portfolio it services to approximately $628.1 million from approximately $214.2 million as of August 31, 1996, an increase of approximately $413.9 million or 193.2%. As of August 31, 1996, the size of the serviced loan portfolio increased from approximately $92.3 million as of August 31, 1995, an increase of approximately $121.9 million or 132.1%. The Company's loan servicing portfolio is subject to reduction by normal amortization, prepayment of outstanding loans and defaults.

     The following table sets forth certain information regarding the Company's loan servicing for the fiscal years indicated:

                                                             FOR THE YEARS ENDED AUGUST 31,
                                                          -------------------------------------
                                                            1995          1996          1997
                                                          ---------     ---------     ---------
                                                                 (THOUSANDS OF DOLLARS)
Servicing portfolio at beginning of year................  $   8,026     $  92,286     $ 214,189
Additions to servicing portfolio........................     87,751       139,367       526,917
Reductions in servicing portfolio(1)....................     (3,491)      (17,464)     (113,038)
                                                            -------      --------      --------
Servicing portfolio at end of year......................  $  92,286     $ 214,189     $ 628,068
                                                            =======      ========      ========
Servicing portfolio at end of year:
  Company-owned loans:
     Conventional.......................................  $      --     $     922     $   8,661
     Title I............................................      3,720         3,776           902
                                                            -------      --------      --------
          Total Company-owned loans.....................      3,720         4,698         9,563
                                                            -------      --------      --------
  Sold and securitized loans:
     Conventional.......................................         --        10,501       363,961
     Title I............................................     88,566       198,990       254,544
                                                            -------      --------      --------
          Total sold and securitized loans..............     88,566       209,491       618,505
                                                            -------      --------      --------
          Total servicing portfolio.....................  $  92,286     $ 214,189     $ 628,068
                                                            =======      ========      ========

---------------
(1) Reductions result from scheduled payments, prepayments, loans sold with servicing released, and write-offs during the period.

     The following table sets forth the Title I Loan and Conventional Loan delinquency and Title I insurance claims experience of loans serviced by the Company as of the dates indicated:

                                                                       AUGUST 31,
                                                          -------------------------------------
                                                           1995           1996           1997
                                                          -------       --------       --------
                                                                 (THOUSANDS OF DOLLARS)
Delinquency period(1)
  31 - 60 days past due.................................     2.58%          2.17%          1.54%
  61 - 90 days past due.................................     0.73           0.85           0.80
  91 days and over past due.............................     0.99           4.53(2)        3.07(2)
  91 days and over past due, net of claims filed(3).....     0.61           1.94           2.32
Outstanding claims filed with HUD(4)....................     0.38           2.59           0.75
Outstanding number of Title I insurance claims..........       23            255            269
Total servicing portfolio...............................  $92,286       $214,189       $628,068
Title I Loans serviced..................................   92,286        202,766        255,446
Conventional Loans serviced.............................       --         11,423        372,622
Amount of FHA insurance available.......................    9,552         21,205         21,094(5)
Amount of FHA insurance available as a percentage of
  Title I Loans serviced................................    10.35%         10.46%          8.26%(5)
Losses on liquidated loans(6)...........................  $  16.8       $   32.0       $  201.0

---------------

(1) Represents the dollar amount of delinquent loans as a percentage of the total dollar amount of loans serviced by the Company (including loans owned by the Company) as of fiscal year end. Conventional Loan delinquencies for the years ended August 31, 1996 and 1997 represented 0.31% and 10.35%, respectively, of the Company's total delinquencies. The Company did not originate Conventional Loans until May 1996.

(2) During fiscal 1996 and the first two quarters of fiscal 1997, the processing and payment of claims filed with HUD was delayed. Claims paid by HUD during the third and fourth quarters of 1997 totaled $4.4 million and $2.4 million, respectively.

(3) Represents the dollar amount of delinquent loans net of delinquent Title I Loans for which claims have been filed with HUD and payment is pending as a percentage of the total dollar amount of loans serviced by the Company (including loans owned by the Company) as of the dates indicated.

(4) Represents the dollar amount of delinquent Title I Loans for which claims have been filed with HUD and payment is pending as a percentage of total dollar amount of total loans serviced by the Company (including loans owned by the Company) as of the dates indicated.

(5) If all claims with HUD had been processed as of August 31, 1997, the amount of FHA insurance available for serviced Title I Loans would have been reduced to $16.5 million, which as a percentage of Title I Loans serviced would have been 6.6%.

(6) On Title I Loans, a loss is recognized upon receipt of payment of a claim or final rejection thereof. Claims paid in a period may relate to a claim filed in an earlier period. Since the Company commenced its Title I lending operations in March 1994, there has been no final rejection of a claim by the FHA. Aggregate losses on liquidated Title I Loans related to 700 Title I insurance claims made by the Company, as servicer, since commencing operations through August 31, 1997. Losses on Title I Loans liquidated will increase as the balance of the claims are processed by HUD. The Company has received an average payment from HUD equal to 90% of the outstanding principal balance of such Title I Loans, plus appropriate interest and costs.

  Sale of Loans

     The Company customarily sells the loans it originates. In furtherance of the Company's strategy to sell loans through securitizations, in March 1996, August 1996, December 1996, March 1997, May 1997, June

1997 and August 1997, the Company completed its first seven securitizations pursuant to which it sold pools of $84.2 million, $48.8 million, $67.3 million, $89.7 million, $63.5 million, $104.6 million and $73.3 million, respectively, of loans. Pursuant to these securitizations, pass-through securities evidencing interests in the pools of loans were sold in public offerings. The Company continues to service the sold loans and is entitled to receive from payments in respect of interest on the sold loans, not in default, a servicing fee equal to 1.25% of the balance of each loan with respect to the March 1996 transaction and 1.0% with respect to the other transactions. In addition, from each securitization, the Company has received residual interest securities, contractual rights, and in certain of the transactions, also received interest only strip securities, all of which were recorded as mortgage related securities on the Statements of Financial Condition. The residual interest securities and the contractual rights represent the excess differential (after payment of any servicing, interest and other fees, and the contractual obligations payable to the note and certificate holders) between the interest paid by the obligors of the sold loans and the yield on the sold notes, certificates and interest only strip securities. Also, from the two securitizations completed during fiscal 1996 and the first two securitizations completed in fiscal 1997, the Company has also received interest only strip securities. These interest only securities yield annual rates between 0.45% and 1.00% calculated on the principal balance of the loans not in default. The Company may be required to repurchase loans that do not conform to the representations and warranties made by the Company in the securitization agreements and, as servicer, may be required to advance interest in connection with the securitizations.

     The Company also sells the loans it originates through whole loan sales to third party purchasers or, in the case of a third party purchaser not eligible to own a Title I Loan, sells Title I Loan participation certificates backed by Title I Loans. Whether the Company sells a loan or a loan participation, the Company typically retains the right to service the loans for a servicing fee. The Company typically sells loans for an amount approximating the then remaining principal balance. The purchasers are entitled to receive interest at yields below the stated interest rates of the loans. In connection with such sales, the Company is typically required to deposit into a reserve account the excess servicing spread received by it, less its servicing fee, up to a specified percentage of the principal balance of the loans, to fund shortfalls in collections that may result from borrower defaults. To a lesser extent, the Company also sells whole loans with servicing released, which are sold at a premium.

     The following table sets forth certain data regarding loans securitized or sold by the Company during the periods indicated with servicing retained, and excluding loans sold with servicing released:

                                                               FOR THE YEARS ENDED AUGUST 31,
                                                              ---------------------------------
                                                               1995         1996         1997
                                                              -------     --------     --------
                                                                   (THOUSANDS OF DOLLARS)
Principal amount of loans sold to third party purchasers....  $85,363     $137,908     $462,318
Gain on sales of loans to third party purchasers............   12,233       16,539       43,154
Net unrealized gain on mortgage related securities..........       --        2,697        3,518
Weighted-average stated interest rate on loans sold to third
  party purchasers..........................................    14.53%       14.09%       13.91%
Weighted-average pass-through interest rate on loans sold to
  third party purchasers....................................     8.36         7.50         7.36
Weighted-average excess spread retained on loans sold.......     6.17         6.59         6.55

     At August 31, 1995, 1996 and 1997, the Company's Statements of Financial Condition reflected excess servicing rights of approximately $14.5 million, $12.1 million and $0, respectively, mortgage related securities of approximately $0, $22.9 million and $106.3 million, respectively, and mortgage servicing rights of approximately $1.1 million, $3.8 million and $9.5 million, respectively. As a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 125 ("SFAS 125"), effective January 1, 1997, excess servicing rights have been reclassified as mortgage related securities which are carried at fair market value. The Company derives a portion of its income by realizing gains upon the whole loan sale of loans and sale of loan participations due to the excess servicing rights or mortgage related securities associated with such loans recorded at the time of sale and the capitalization of mortgage servicing rights recorded at origination. Excess servicing rights or mortgage related securities represent the excess of the interest rate payable by a borrower on a loan over the interest rate passed through to the purchaser acquiring an interest in the loan, less the Company's normal servicing fee and other applicable recurring fees.

     The Company records significant gains on sale of loans through securitizations based in part on the estimated fair value of the mortgage related securities retained by the Company and on the estimated value of retained mortgage servicing rights related to such loans. In a securitization, the Company retains a residual interest security and may retain an interest only strip security. The fair value of the residual interest and interest only strip security is the present value of the estimated net cash flows to be received after considering the effects of prepayments and credit losses, and where applicable net of FHA insurance recoveries on Title I Loans. In whole loan sales with servicing retained, the Company recognizes as current revenue the present value of the excess servicing rights expected to be realized over the anticipated average life of loans sold (classified as interest only securities and included in mortgage related securities subsequent to January 1, 1997) less estimated future credit losses relating to the loans sold. Mortgage related securities represent interests retained by the Company in loan sale transactions comprised of the excess of the interest rate and principal payable by an obligor on a sold loan over the interest rate and principal payable to purchasers, after payment of servicing and other fees.

     Capitalized mortgage servicing rights and mortgage related securities are valued using prepayment, default and interest rate assumptions that the Company believes are reasonable based on experience with its own portfolio, available market data and ongoing consultation with industry participants. The amount of revenue recognized by the Company upon the sale of loans or loan participations will vary depending on the assumptions utilized. The weighted-average discount rate used to determine the present value of the balance of capitalized excess servicing rights, capitalized mortgage servicing rights and mortgage related securities reflected on the Company's Statements of Financial Condition at August 31, 1995, 1996 and 1997, was approximately 12.0%. The estimate of fair value of mortgage servicing rights was based on a range of 100 to 125 basis points per year servicing fee, reduced by estimated costs of servicing.

     Periodically, interest earned on mortgage related securities is accrued and the securities' valuations are adjusted to reflect market conditions. These adjustments, which can be either positive or negative, are recorded as net unrealized gain on mortgage related securities. Mortgage servicing rights are amortized in proportion to, and over the period of estimated net servicing income, as an offset against the excess servicing rights component of servicing income accrued in connection with such loans. The mortgage servicing rights are periodically evaluated for impairment, based on criteria established by the Company at the time of origination. Although the Company believes that it has made reasonable estimates of the mortgage related securities and mortgage servicing rights likely to be realized, the rate of prepayment, rate of default, and the estimates of the future costs of servicing utilized by the Company are estimates and actual results may vary from such estimates. The gain recognized by the Company upon the sale of loans will have been understated or overstated if prepayments and/or defaults are less than or greater than anticipated, respectively. Higher levels of future prepayments, and/or an increase in delinquencies or liquidations, would result in a lower valuation of the mortgage related securities and impairment of the mortgage servicing rights, thereby adversely affecting the Company's earnings in the period of adjustment. The Company has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with industry participants. Rapid increases in interest rates or competitive pressures may result in a reduction of future excess servicing income, thereby reducing the gains recognized by the Company upon the sale of loans or loan participations in the future.

     The Company typically earns net interest income during the "warehouse" period between the closing or assignment of a loan and its delivery to a purchaser or pursuant to a securitization. On loans held for sale, the Company earns interest at long-term rates, financed by lines of credit which bear interest at short-term interest rates. Normally, short-term interest rates are lower than long-term interest rates and the Company earns a positive spread on its loans held for sale. The average warehouse period for a loan ranges from 6 to 90 days, and the balance of loans in the warehouse, net of allowance for credit losses and deferred loan fees, was approximately $3.7 million, $4.6 million and $9.5 million as of August 31, 1995, 1996 and 1997, respectively. The Company's interest income, net of interest expense was $473,000, $988,000 and $3.1 million for the years ended August 31, 1995, 1996 and 1997, respectively.

SEASONALITY

     Home improvement loan volume tracks the seasonality of home improvement contract work. Volume tends to build during the spring and early summer months, particularly with regard to pool installations. A decline is typically experienced in late summer and early fall until temperatures begin to drop. This change in seasons precipitates the need for new siding, window and insulation contracts. Peak volume is experienced in November and early December and declines dramatically from the holiday season through the winter months. Debt consolidation loan volume is not impacted by seasonal climate changes and, with the exclusion of the holiday season, tends to be stable throughout the year.

COMPETITION

     The consumer finance industry is highly competitive. Competitors in the home improvement and debt consolidation loan business include mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Certain of the Company's competitors are substantially larger and have more capital and other resources than the Company.

     The Company faces substantial competition within both the home improvement and debt consolidation loan industry. The home improvement and debt consolidation loan industry is dominated by widely diversified mortgage banking companies, commercial banks, savings and loan institutions, credit card companies, financial service affiliates of Dealers and unregulated financial service companies, many of which have substantially greater personnel and financial resources than those of the Company. At present, these types of competitors dominate the home improvement and debt consolidation loan industry; however, no one lender or group of lenders dominates the industry. According to a report issued by HUD, the Company was the sixth largest lender of Title I Loans, based on volume of loans originated, for the calendar quarter ended June 30, 1997. Due to the variance in the estimates of the size of the conventional home improvement loan market, the Company is unable to accurately estimate its competitive position in that market. The Company believes that Greentree Financial Corp., The Money Store, First Plus Financial Inc., Associates First Capital Corporation and Empire Funding Corp. are some of its largest direct competitors. The Company competes principally by providing prompt, professional service to its Correspondents and Dealers and, depending on circumstances, by providing competitive lending rates.

     Competition can take many forms including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, and interest rates. In addition, the current level of gains realized by the Company and its existing competitors on the sale of loans could attract additional competitors into this market with the possible effect of lowering gains on future loan sales owing to increased loan origination competition.

GOVERNMENT REGULATION

     The Company's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), the Fair Credit Reporting Act of 1970, as amended, the Real Estate Settlement Procedures Act ("RESPA") and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the Housing Act, as well as other federal and state statutes and regulations affecting the Company's activities. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnifications or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcements actions.

     The Company presently is subject to the rules and regulations of, and examinations by, HUD, FHA and other federal and state regulatory authorities with respect to originating, underwriting, funding, acquiring, selling and servicing consumer and mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for loans, prohibit discrimination, provide for inspection and appraisals of properties, require credit reports on prospective borrowers, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. The Company is required to submit annual audited financial statements to various governmental regulatory agencies that require the maintenance of specified net worth levels. The Company's affairs are also subject to examination, at all times, by the Federal Housing Commissioner to assure compliance with FHA regulations, policies and procedures. For more information regarding regulation of the Company under Title I, see "Loan Products -- Title I Loan Program."

     The Company is a HUD approved Title I mortgage lender and is subject to the supervision of HUD. The Company is also a FNMA approved seller/servicer and is subject to the supervision of FNMA. In addition, the Company's operations are subject to supervision by state authorities (typically state banking or consumer credit authorities), many of which generally require that the Company be licensed to conduct its business. This normally requires state examinations and reporting requirements on an annual basis.

     The Federal Consumer Credit Protection Act ("FCCPA") requires a written statement showing an annual percentage rate of finance charges and requires that other information be presented to debtors when consumer credit contracts are executed. The Fair Credit Reporting Act requires certain disclosures to applicants concerning information that is used as a basis for denial of credit. ECOA prohibits discrimination against applicants with respect to any aspect of a credit transaction on the basis of sex, marital status, race, color, religion, national origin, age, derivation of income from public assistance program, or the good faith exercise of a right under the FCCPA.

     The interest rates which the Company may charge on its loans are subject to state usury laws, which specify the maximum rate which may be charged to consumers. In addition, both federal and state truth-in-lending regulations require that the Company disclose to its customers prior to execution of the loans, all material terms and conditions of the financing, including the payment schedule and total obligation under the loans. The Company believes that it is in compliance in all material respects with such regulations.

EMPLOYEES

     As of August 31, 1997, the Company had 405 employees, including 4 executive officers, 83 managerial personnel, 23 marketing and sales specialists and 292 general administrative and support personnel and loan processors. None of the Company's employees is represented by a collective bargaining unit. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

     The Company's corporate headquarters is located in 45,950 square feet of office space at 1000 Parkwood Circle, Atlanta, Georgia. This lease is for an initial six year term expiring August 2002 with a conditional option to extend the term to August 2007. Monthly rentals are $73,711 plus a pro rata share of any operating expense increase. This lease rate will escalate 2% per year throughout the term of the lease. The Company also leases 10,478 square feet of office space at its prior headquarters location in Atlanta, Georgia, at a rental of $14,530 per month, plus a pro rata share of any operating expense increases, pursuant to a lease that expires in March 1999. The Company also leases office space on short-term or month-to-month leases in Waldwick, New Jersey; Kansas City, Missouri; Austin, Texas; Oklahoma City, Oklahoma; Seattle, Washington; Waterford, Michigan; Columbus, Ohio; Elmhurst, Illinois; Philadelphia, Pennsylvania; Denver, Colorado; Richmond, Virginia; Scottsdale, Arizona; Patchogue, New York; Woburn, Massachusetts; Dublin, California; Stuart, Florida; Miami Lakes, Florida; and Brentwood, Tennessee.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is, from time to time, named in lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse effect on the business or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended August 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is traded in the over-the-counter market and since the effective date of its IPO on November 19, 1996, prices have been quoted on the Nasdaq National Market, under the symbol MMGC. The following table sets forth the high and low sales prices of the Common Stock as reported on the Nasdaq National Market:

                                                                         HIGH   LOW
                                                                         ----   ----
        FISCAL YEAR 1997:
          First Quarter (November 19, 1996 - November 30, 1996)........  $ 12   $10 3/4
          Second Quarter...............................................  15 3/4 10 1/8
          Third Quarter................................................  14 5/8    8
          Fourth Quarter...............................................  13 1/2    9
        FISCAL YEAR 1998:
          First Quarter (through October 15, 1997).....................    15   11 1/8

     As of October 15, 1997, there were 1,679 holders of record of the 12.3 million outstanding shares of Common Stock. The closing sales price for the Common Stock, per share, on October 15, 1997 was $14 7/8.

     Effective October 28, 1996, the number of authorized shares of Common Stock was increased to 50 million with a par value of $.01 per share and a stock split of 1,600 for 1 was recorded. In November 1996, the Company issued 2.3 million shares of Common Stock in the IPO at $10.00 per share. On September 2, 1997, Mego Financial distributed all of its 10.0 million shares of the Company's Common Stock to Mego Financial shareholders in a tax-free Spin-off. See "Item 1. Business -- Recent Developments."

     The Company did not pay any dividends on the Common Stock during the fiscal year ended August 31, 1997. The Company intends to retain future earnings for the operation and expansion of its business and does not currently anticipate paying cash dividends on the Common Stock. Any future determination as to the payment of such cash dividends would depend on a number of factors including future earnings, results of operations, capital requirements, the Company's financial condition and any restrictions under credit agreements (including the Indenture), existing from time to time, as well as such other factors as the Board of Directors might deem relevant. No assurance can be given that the Company will pay any dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected Statements of Operations data and Statements of Financial Condition data set forth below have been derived from the financial statements of the Company. The financial statements as of August 31, 1996 and 1997 and for each of the three years in the period ended August 31, 1997 have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere herein. The financial statements as of August 31, 1994 and August 31, 1995 and for the year ended August 31, 1994 have been audited by Deloitte & Touche LLP, independent auditors, and are not included herein. Certain reclassifications have been made to conform prior years with the current year presentation. The selected financial information set forth below should be read in conjunction with the financial statements, the related notes thereto and "Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                           FOR THE YEARS ENDED AUGUST 31,
                                                    ---------------------------------------------
                                                    1994(1)      1995         1996         1997
                                                    -------     -------     --------     --------
                                                               (THOUSANDS OF DOLLARS)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Gain on sale of loans...........................  $   579     $12,233     $16,539      $45,123
  Net unrealized gain on mortgage related
     securities(2)................................       --          --       2,697        3,518
  Loan servicing income, net......................       --         873       3,348        3,036
  Interest income, net of interest expense of
     $107, $468, $1,116 and $6,374................      172         473         988        3,133
                                                    -------     -------     -------      -------
          Total revenues..........................      751      13,579      23,572       54,810
                                                    -------     -------     -------      -------
Costs and expenses:
  Net provision for credit losses.................       96         864          55        6,300
  Depreciation and amortization...................      136         403         394          672
  Other interest..................................       22         187         167          245
  General and administrative:
     Payroll and benefits.........................      975       3,611       5,031       11,181
     Commissions and selling......................       13         552       2,013        2,768
     Credit reports...............................       13         133         367        1,387
     Rent and lease expenses......................       85         249         338        1,091
     Professional services........................       --         177         732          652
     Servicing fees paid to affiliate.............       13         232         709        1,874
     Management services by affiliate.............      442         690         671          967
     FHA insurance................................       11         231         572          558
     Other........................................      456         331       1,368        3,305
                                                    -------     -------     -------      -------
          Total costs and expenses................    2,262       7,660      12,417       31,000
                                                    -------     -------     -------      -------
Income (loss) before income taxes(3)..............   (1,511)      5,919      11,155       23,810
Income taxes(3)...................................       --       2,277       4,235        9,062
                                                    -------     -------     -------      -------
Net income (loss).................................  $(1,511)    $ 3,642     $ 6,920      $14,748
                                                    =======     =======     =======      =======

                                                                      AUGUST 31,
                                                     ---------------------------------------------
                                                     1994(1)      1995         1996         1997
                                                     -------     -------     --------     --------
                                                                (THOUSANDS OF DOLLARS)
STATEMENTS OF FINANCIAL CONDITION DATA:
Loans held for sale, net...........................  $1,463      $ 3,676     $ 4,610      $  9,523
Mortgage related securities(2).....................      --           --      22,944       106,299
Excess servicing rights(2).........................     904       14,483      12,121            --
Mortgage servicing rights..........................      --        1,076       3,827         9,507
Total assets.......................................   5,122       24,081      50,606       154,200
Total liabilities..................................     983       13,300      32,905        61,093
Subordinated debt..................................      --           --          --        40,000
Total stockholders' equity.........................   4,139       10,781      17,701        53,107

                                                            FOR THE YEARS ENDED AUGUST 31,
                                                     ---------------------------------------------
                                                     1994(1)      1995         1996         1997
                                                     -------     -------     --------     --------
                                                                (THOUSANDS OF DOLLARS)
OPERATING DATA:
Loans originated...................................  $8,164      $87,751     $139,367     $526,917
Weighted-average interest rate on loans
  originated.......................................   14.18%       14.55%       14.03%       13.92%
Servicing portfolio at end of year:
  Company-owned loans:
     Conventional..................................  $   --      $    --     $    922     $  8,661
     Title I.......................................   1,471        3,720        3,776          902
                                                     ------      -------     --------     --------
          Total Company-owned loans................   1,471        3,720        4,698        9,563
                                                     ------      -------     --------     --------
  Sold and securitized loans:
     Conventional..................................      --           --       10,501      363,961
     Title I.......................................   6,555       88,566      198,990      254,544
                                                     ------      -------     --------     --------
          Total sold and securitized loans.........   6,555       88,566      209,491      618,505
                                                     ------      -------     --------     --------
          Total servicing portfolio................  $8,026      $92,286     $214,189     $628,068
                                                     ======      =======     ========     ========
Delinquency period(4):
  31 - 60 days past due............................    2.06%        2.58%        2.17%        1.54%
  61 - 90 days past due............................    0.48         0.73         0.85         0.80
  91 days and over past due........................    0.36         0.99         4.53(5)      3.07(5)
  91 days and over past due, net of claims
     filed(6)......................................    0.26         0.61         1.94         2.32
Outstanding claims filed with HUD(7)...............    0.10         0.38         2.59         0.75
Amount of FHA insurance available..................  $  813      $ 9,552     $ 21,205     $ 21,094(8)
Amount of FHA insurance available as a percentage
  of Title I Loans serviced........................   10.13%       10.35%       10.46%        8.26%(8)
Losses on liquidated loans(9)......................  $   --      $  16.8     $   32.0     $  201.0

---------------

(1) The Company commenced originating loans in March 1994.

(2) Mortgage related securities represent interests retained by the Company in loan sale transactions and the excess of the interest rate payable by an obligor on a sold loan over the yield to purchasers, after payment of servicing and other fees. Pursuant to the implementation of SFAS 125, the Company has reclassified, as of January 1, 1997, excess servicing rights as interest only receivables which are carried as mortgage related securities.

(3) The results of operations of the Company were included in the consolidated federal income tax returns filed by Mego Financial, through the date of the Spin-off. Mego Financial allocated income taxes to the Company calculated on a separate return basis. See "Item 13. Certain Relationships and Related Transactions."

(4) Represents the dollar amount of delinquent loans as a percentage of the total dollar amount of loans serviced by the Company (including loans owned by the Company) as of fiscal year end. Conventional Loan delinquencies for the years ended August 31, 1996 and 1997 represented 0.31% and 10.35%, respectively, of the Company's total delinquencies. The Company did not originate Conventional Loans until May 1996.

(5) During fiscal 1996 and the first two quarters of fiscal 1997, the processing and payment of claims filed with HUD was delayed. Claims paid by HUD during the third and fourth quarters of 1997 totaled $4.4 million and $2.4 million, respectively. See "Item 1. Business -- Loan Servicing."

(6) Represents the dollar amount of delinquent loans net of delinquent Title I Loans for which claims have been filed with HUD and payment is pending as a percentage of the total dollar amount of loans serviced by the Company (including loans owned by the Company) as of the dates indicated.

(7) Represents the dollar amount of delinquent Title I Loans for which claims have been filed with HUD and payment is pending as a percentage of total dollar amount of total loans serviced by the Company (including loans owned by the Company) as of the dates indicated.

(8) If all claims filed with HUD had been processed as of August 31, 1997, the amount of FHA insurance available for serviced Title I Loans would have been reduced to $16.5 million, which as a percentage of Title I Loans serviced would have been 6.6%.

(9) On Title I Loans, a loss is recognized upon receipt of payment of a claim or final rejection thereof. Claims paid in a period may relate to a claim filed in an earlier period. Since the Company commenced its Title I lending operations in March 1994, there has been no final rejection of a claim by the FHA. Aggregate losses on liquidated Title I Loans related to 700 Title I insurance claims made by the Company, as servicer, since commencing operations through August 31, 1997. Losses on Title I Loans liquidated will increase as the balance of the claims are processed by HUD. The Company has received an average payment from HUD equal to 90% of the outstanding principal balance of such Title I Loans, plus appropriate interest and costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Statements, including the notes thereto, contained elsewhere herein.

GENERAL

     The Company began originating loans on March 1, 1994. The Company sells substantially all the loans it originates either through securitizations at a yield below the stated interest rate on the loans, generally retaining the right to service the loans and to receive any amounts in excess of the yield to the purchasers, or through whole loan sales to third party institutional purchasers. In connection with whole loan sales, the Company either sells the loans on a servicing retained basis at a yield below the stated interest rate on the loans or on a servicing released basis. All sales on a servicing released basis and some sales on a servicing retained basis are at a premium. Certain of the regular interests of the related securitizations are sold, with the interest only and residual class securities generally retained by the Company.

     The Company recognizes revenue from the gain on sale of loans, unrealized gain on mortgage related securities, interest income and servicing income. Interest income, net, represents the interest received on loans in the Company's portfolio prior to their sale, net of interest paid under its credit agreements. The Company continues to service substantially all loans sold through August 31, 1997, however, during the third and fourth quarters of fiscal 1997, $59.2 million of loans were sold with servicing released. Net loan servicing income represents servicing fee income and other ancillary fees received for servicing loans less the amortization of capitalized mortgage servicing rights and through January 1, 1997, the date of adoption of SFAS 125, excess servicing rights. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Excess servicing rights were amortized in proportion to and over the estimated lives of the loans.

     Gain on sale of loans includes the gain on sale resulting from securitizations and whole loan sales. The gain on sale is determined by an allocation of the cost of the securities based on the relative fair values of the interests sold and the interests retained. In a securitization, the Company retains a residual interest security and may retain an interest only strip security. The fair value of the residual interest and interest only strip security is the present value of the estimated net cash flows to be received after considering the effects of estimated prepayments and credit losses, and where applicable net of FHA insurance recoveries on Title I Loans. The net unrealized gain on mortgage related securities represents the difference between the allocated cost basis of the securities and the estimated fair value.

     As the holder of the residual securities, the Company is entitled to receive certain excess cash flows. These excess cash flows are calculated as the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through interest and principal to be paid to the holders of the regular securities and interest only securities, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees and

(v) estimated loan pool losses. The Company's right to receive the excess cash flows is subject to the satisfaction of certain reserve or overcollateralization requirements which are specific to each securitization and are used as a means of credit enhancement.

     The Company carries interest only and residual securities at fair value. As such, the carrying value of these securities is affected by changes in market interest rates and prepayment and loss experiences of these and similar securities. The Company estimates the fair value of the interest only and residual securities utilizing prepayment and credit loss assumptions the Company believes to be appropriate for each particular securitization. To the Company's knowledge, there is no active market for the sale of these interest only and residual securities. The range of values attributable to the factors used in determining fair value is broad. Although the Company believes that it has made reasonable estimates of the fair value of the mortgage related securities, the rate of prepayments and default rates utilized are estimates, and actual experience may vary from these estimates.

     The present value of expected net cash flows from the sale of loans is recorded at the time of sale as mortgage related securities. Mortgage related securities are periodically revalued (marked to market), with a resulting charge or credit to income, under the caption of net unrealized gain in the Company's Statements of Operations, based on actual payments by the obligors and any needed adjustments to the underlying assumptions of prepayment speeds, rate of default and discount rate. The expected cash flows used to determine the value of mortgage related securities have been reduced for potential losses, net of FHA insurance recoveries on Title I Loans, under recourse provisions of the sales agreements. The allowance for credit losses on loans sold with recourse represents the Company's estimate of losses to be incurred in connection with the recourse provisions of the sales agreements.

     To determine the fair value of the mortgage related securities and mortgage servicing rights, the Company projects net cash flows expected to be received over the life of the loans. Such projections assume certain servicing costs, prepayment rates and credit losses. As a result of the adoption of SFAS 125, mortgage related securities are carried at fair market value and periodically marked to market. As of August 31, 1997, mortgage related securities totaled $106.3 million and mortgage servicing rights totaled $9.5 million.

     The Company discounts cash flows on its loan sales at the rate it believes an independent third-party purchaser would require as a rate of return. The cash flows were discounted to present value using discount rates which averaged 12.0% for the years ended August 31, 1995, 1996 and 1997. The Company has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its financial advisors.

     There can be no assurance that the Company's estimates used to determine the fair value of mortgage related securities and mortgage servicing rights will remain appropriate for the life of the loans. If actual loan prepayments or credit losses exceed the Company's estimates, the carrying value of the Company's mortgage related securities and mortgage servicing rights may have to be written down through a charge against earnings.

     Total costs and expenses consist primarily of general and administrative expenses, depreciation and amortization, and provision for credit losses. PEC, a wholly-owned subsidiary of Mego Financial, provides loan servicing and management services to the Company; the costs of which are charged to general and administrative expenses. See "Item 13. Certain Relationships and Related Transactions" and Note 16 of Notes to Financial Statements.

     The Company continues to implement its business growth strategy through both product line and geographic diversification and expansion of its Correspondent and Dealer operations, in an effort to increase both loan origination volume and servicing volume. See "Item 1. Business -- Business Strategy." Implementation of this strategy has increased the Company's total assets through growth in mortgage servicing assets and mortgage related securities and has been funded through increased borrowings. While this growth has increased the Company's revenues through increased gain on sales of loans, loan servicing income and net interest income, it has also increased the general and administrative expense and provision for credit losses associated with the growth in loans originated and serviced. Continued increases in the Company's total assets and increasing earnings can continue only so long as origination volumes continue to exceed paydowns of loans serviced and previous period origination volumes. Additionally, the fair value of mortgage related securities and mortgage servicing rights owned by the Company may be adversely affected by changes in the interest rate environment which could affect the discount rate and prepayment assumptions used to value the assets. Any such adverse change in assumptions could have a material adverse effect on the Company's results of operations and financial condition.

RESULTS OF OPERATIONS

     YEAR ENDED AUGUST 31, 1997 COMPARED TO YEAR ENDED AUGUST 31, 1996

     The Company originated $526.9 million of loans during fiscal 1997 compared to $139.4 million of loans during fiscal 1996, an increase of 278.1%. The increase is a result of the overall growth in the Company's business, including an increase in the number of active Correspondents and Dealers and an increase in the number of states served. At August 31, 1997, the Company had 694 active Correspondents and 670 active Dealers, compared to 310 active Correspondents and 435 active Dealers at August 31, 1996. Of the $526.9 million of loans originated during fiscal 1997, $428.8 million were Conventional Loans and $98.1 million were Title I Loans compared to $11.6 of Conventional Loans and $127.8 million of Title I loans during fiscal 1996.

     The following table sets forth certain data regarding loans originated by the Company during the fiscal years ended August 31, 1996 and 1997.

                                                            FOR THE YEARS ENDED AUGUST 31,
                                                     ---------------------------------------------
                                                             1996                     1997
                                                     --------------------     --------------------
PRINCIPAL AMOUNT OF LOANS ORIGINATED:
  Correspondents:
     Title I.......................................  $ 82,596,197    59.3%    $ 50,814,931     9.7%
     Conventional..................................    11,582,108     8.3      409,603,281    77.7
                                                     ------------   -----     ------------   -----
          Total Correspondents.....................    94,178,305    67.6      460,418,212    87.4
                                                     ------------   -----     ------------   -----
  Dealers:
     Title I.......................................    45,188,721    32.4       47,269,541     9.0
     Conventional..................................            --      --       19,228,957     3.6
                                                     ------------   -----     ------------   -----
          Total Dealers............................    45,188,721    32.4       66,498,498    12.6
                                                     ------------   -----     ------------   -----
          Total principal amount of loans
            originated.............................  $139,367,026   100.0%    $526,916,710   100.0%
                                                     ============   =====     ============   =====
NUMBER OF LOANS ORIGINATED:
  Correspondents:
     Title I.......................................         4,382    50.9%           2,445    12.0%
     Conventional..................................           392     4.6           12,831    62.7
                                                     ------------   -----     ------------   -----
          Total Correspondents.....................         4,774    55.5           15,276    74.7
                                                     ------------   -----     ------------   -----
  Dealers:
     Title I.......................................         3,836    44.5            3,893    19.0
     Conventional..................................            --      --            1,296     6.3
                                                     ------------   -----     ------------   -----
          Total Dealers............................         3,836    44.5            5,189    25.3
                                                     ------------   -----     ------------   -----
          Total number of loans originated.........         8,610   100.0%          20,465   100.0%
                                                     ============   =====     ============   =====

     See Notes 2 and 5 of Notes to Financial Statements.

     Total revenues increased 132.5% to $54.8 million for fiscal 1997 from $23.6 million for fiscal 1996. The increase was primarily the result of the increased volume of loans originated and the sale of such loans.

     Gain on sale of loans and net unrealized gain on mortgage related securities increased 152.9% to $48.6 million during fiscal 1997 from $19.2 million during fiscal 1996. The increase was primarily due to increased loan sales of $521.6 million during fiscal 1997 compared to $137.9 million during fiscal 1996.

     The following table sets forth the principal balance of loans sold or securitized, related gain on sale data and loans serviced for fiscal 1996 and 1997.

                                                                         FOR THE YEARS ENDED
                                                                             AUGUST 31,
                                                                       -----------------------
                                                                         1996           1997
                                                                       --------       --------
                                                                       (THOUSANDS OF DOLLARS)
PRINCIPAL AMOUNT OF LOANS SOLD:
  Title I............................................................  $127,414       $101,907
  Conventional.......................................................    10,494        419,600
                                                                       --------       --------
          Total......................................................  $137,908       $521,507
                                                                       ========       ========
Gain on sale of loans................................................  $ 16,539       $ 45,123
                                                                       ========       ========
Net unrealized gain on mortgage related securities...................  $  2,697       $  3,518
                                                                       ========       ========
PRINCIPAL AMOUNT OF LOANS SOLD:
  Title I............................................................  $127,414       $101,907
  Conventional.......................................................    10,494        360,411(1)
                                                                       --------       --------
          Total......................................................  $137,908       $462,318
                                                                       ========       ========
Gain on sale of loans................................................  $ 16,539       $ 43,154(2)
                                                                       ========       ========
Gain on sale of loans as a percentage of principal balance of loans
  sold...............................................................      12.0%           9.3%(2)
                                                                       ========       ========
Gain on sale of loans plus net unrealized gain on mortgage related
  securities as a percentage of principal balance of loans sold......      13.9%          10.1%(2)
                                                                       ========       ========
LOANS SERVICED AT END OF YEAR (INCLUDING LOANS SECURITIZED, SOLD TO
  INVESTORS, AND HELD FOR SALE):
  Title I............................................................  $202,766       $255,446
  Conventional.......................................................    11,423        372,622
                                                                       --------       --------
          Total servicing portfolio..................................  $214,189       $628,068
                                                                       ========       ========

---------------

(1) Excludes $59.2 million of loans sold with servicing released during fiscal 1997.

(2) Excludes gains on sale of $2.0 million relating to whole loan sales of $59.2 million of loans sold with servicing released during fiscal 1997.

     See Note 2 of Notes to Financial Statements.

     Loan servicing income, net decreased 9.3% to $3.0 million during fiscal 1997 from $3.3 million during fiscal 1996. The decrease was primarily the result of the reclassification of net revenue in compliance with SFAS 125, and increased interest advances and reduced servicing fees related to $34.0 million in delinquent serviced loans at August 31, 1997 compared to $16.2 million at August 31, 1996.

     Interest income on loans held for sale and mortgage related securities, net of interest expense, increased 217.1% to $3.1 million during fiscal 1997 from $988,000 during fiscal 1996. The increase was primarily the result of the increase in the average size of the portfolio of loans held for sale, and the increased mortgage related securities portfolio.

     The Company intends to consider strategies to mitigate the interest rate risks associated with the loan origination/warehousing function, funding its portfolio of mortgage related securities, mortgage servicing rights, and valuation of these assets. Implementation of interest rate risk management strategies may decrease spreads, decrease gains on sale of loans, or otherwise decrease revenues from those which might otherwise occur in a stable interest rate environment without such strategies in place. The Company intends to thoroughly analyze the cost of such strategies compared to the risks which would be mitigated prior to implementation of any strategy.

     The net provision for credit losses increased to $6.3 million for fiscal 1997 from $55,000 for fiscal 1996. The increase in the provision was directly related to the increase in the volume of loans originated and the increased ratio of Conventional Loans to Title I Loans originated during fiscal 1997 compared to fiscal 1996. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations, as the Company has no recourse obligation under those securitization agreements for credit losses and estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its residual interest securities. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on Title I Loans originated and sold. See Notes 2 and 5 of Notes to Financial Statements.

     Total general and administrative expenses increased 101.5% to $23.8 million during fiscal 1997 compared to $11.8 million during fiscal 1996. The increase was primarily a result of increased credit reports expense due to increased loan origination volume, increased rent and lease expense due to facilities expansion, increased loan servicing expenses due to an increase in loans serviced, and increased payroll related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel as a result of the expansion of the Company's business.

     Payroll and benefits expense increased 122.2% to $11.2 million during fiscal 1997 from $5.0 million during fiscal 1996 primarily due to an increased number of employees. The number of employees increased to 405 at August 31, 1997 from 170 at August 31, 1996 due to increased staff necessary to support the business expansion and maintain quality control.

     Commissions and selling expenses increased 37.5% to $2.8 million during fiscal 1997 from $2.0 million during fiscal 1996, while loan originations increased by $387.5 million or 278.1% to $526.9 million at August 31, 1997. The sales network expanded to substantially all states, adding new personnel and offices to further the loan origination growth strategy.

     Credit reports expense increased 277.9% to $1.4 million during fiscal 1997 from $367,000 during fiscal 1996, due to increased loan origination volume to $526.9 million during fiscal 1997 from $139.4 million during fiscal 1996.

     Rent and lease expense increased 222.8% to $1.1 million during fiscal 1997 from $338,000 during fiscal 1996, due to increased expansion costs for the corporate headquarters and additional branch offices.

     Servicing fees paid to PEC increased 164.3% to $1.9 million during fiscal 1997 from $709,000 during fiscal 1996 due primarily to a larger loan servicing portfolio.

     Management services by affiliate increased 44.1% to $967,000 during fiscal 1997 from $671,000 during fiscal 1996. These expenses represent services provided by PEC, including executive, accounting, legal, management information, data processing, human resources, advertising and promotional materials.

     Other general and administrative expenses increased 141.6% to $3.3 million during fiscal 1997 from $1.4 million during fiscal 1996 due primarily to increased expenses related to the ongoing expansion of facilities.

     Income before income taxes increased to $23.8 million for fiscal 1997 from $11.2 million for fiscal 1996; therefore, the provision for income taxes increased to $9.1 million for fiscal 1997 compared to $4.2 million for fiscal 1996.

     As a result of the foregoing, the Company's net income increased 113.1% to $14.7 million for fiscal 1997 from $6.9 million for fiscal 1996.

     YEAR ENDED AUGUST 31, 1996 COMPARED TO YEAR ENDED AUGUST 31, 1995

     The Company originated $139.4 million of loans during fiscal 1996 compared to $87.8 million of loans during fiscal 1995, an increase of 58.8%. The increase is a result of the overall growth in the Company's business, including an increase in the number of active Correspondents and Dealers and an increase in the number of states served. At August 31, 1996, the Company had 310 active Correspondents and 435 active Dealers, compared to 150 active Correspondents and 170 active Dealers at August 31, 1995. Of the

$139.4 million of loans originated in fiscal 1996, $11.6 million were Conventional Loans. The Company did not originate Conventional Loans during fiscal 1995.

     The following table sets forth certain data regarding loans originated by the Company during fiscal 1995 and 1996.

                                                           FOR THE YEARS ENDED AUGUST 31,
                                                  ------------------------------------------------
                                                          1995                       1996
                                                  ---------------------     ----------------------
PRINCIPAL AMOUNT OF LOANS ORIGINATED:
  Correspondents:
     Title I....................................  $63,792,680      72.7%    $ 82,596,197      59.3%
     Conventional...............................           --        --       11,582,108       8.3
                                                        -----     ------           -----
                                                                  -----
          Total Correspondents..................   63,792,680      72.7       94,178,305      67.6
                                                        -----     ------           -----
                                                                  -----
  Dealers -- Title I............................   23,957,829      27.3       45,188,721      32.4
                                                        -----     ------           -----
                                                                  -----
          Total principal amount of loans
            originated..........................  $87,750,509     100.0%    $139,367,026     100.0%
                                                        =====     ===========        =====
NUMBER OF LOANS ORIGINATED:
  Correspondents:
     Title I....................................        3,437      59.1%           4,382      50.9%
     Conventional...............................           --        --              392       4.6
                                                        -----     ------           -----
                                                                  -----
          Total Correspondents..................        3,437      59.1            4,774      55.5
                                                        -----     ------           -----
                                                                  -----
  Dealers -- Title I............................        2,381      40.9            3,836      44.5
                                                        -----     ------           -----
                                                                  -----
          Total number of loans originated......        5,818     100.0%           8,610     100.0%
                                                        =====     ===========        =====

     See Notes 2 and 5 of Notes to Financial Statements.

     Total revenues increased 73.6% to $23.6 million for fiscal 1996 from $13.6 million for fiscal 1995. The increase was primarily the result of the increased volume of loans originated and the sale of such loans. The following table sets forth the principal balance of loans sold or securitized and related gain on sale of data for fiscal 1995 and 1996.

                                                                          FOR THE YEARS ENDED
                                                                               AUGUST 31,
                                                                          --------------------
                                                                           1995         1996
                                                                          -------     --------
                                                                             (THOUSANDS OF
                                                                                DOLLARS)
PRINCIPAL AMOUNT OF LOANS SOLD:
  Title I...............................................................  $85,363     $127,414
  Conventional..........................................................       --       10,494
                                                                          --------
          Total.........................................................  $85,363     $137,908
                                                                          ========
Gain on sale of loans...................................................  $12,233     $ 16,539
Net unrealized gain on mortgage related securities......................       --        2,697
                                                                          --------
Gain on sale of loans and unrealized gain on mortgage related
  securities............................................................  $12,233     $ 19,236
                                                                          ========
Gain on sale of loans as a percentage of principal balance of loans
  sold..................................................................     14.3%        12.0%
                                                                          ========
Gain on sale of loans and unrealized gain on mortgage related securities
  as a percentage of principal balance of loans sold....................     14.3%        13.9%
                                                                          ========

     See Note 2 of Notes to Financial Statements.

     Loan servicing income, net increased 283.5% to $3.3 million for fiscal 1996 from $873,000 for fiscal 1995. The increase was primarily the result of a 61.6% increase in the amount of loan sale activity in fiscal 1996 with the servicing rights retained by the Company, to $137.9 million for fiscal 1996 from $85.4 million for fiscal 1995.

     Interest income on loans held for sale and mortgage related securities, net of interest expense, increased 108.9% to $988,000 during fiscal 1996 from $473,000 during fiscal 1995. The increase was primarily the result of the increase in the average size of the portfolio of loans held for sale, and the increased mortgage related securities portfolio.

     The Company intends to consider strategies to mitigate the interest rate risks associated with the loan origination/warehousing function, funding its portfolio of mortgage related securities, mortgage servicing rights, and valuation of these assets. Implementation of interest rate risk management strategies may decrease spreads, decrease gains on sale of loans, or otherwise decrease revenues from those which might otherwise occur in a stable interest rate environment without such strategies in place. The Company intends to thoroughly analyze the cost of such strategies compared to the risks which would be mitigated prior to implementation of any strategy.

     The net provision for credit losses decreased 93.6% to $55,000 for fiscal 1996 from $864,000 for fiscal 1995 due to the increased level of loans securitized and sold in fiscal 1996 compared to fiscal 1995. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations, as the Company has no recourse obligation under those securitization agreements for credit losses and estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its residual interest securities. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. Servicing costs on a per loan basis may increase as problem Conventional Loans may require greater costs to service. See Notes 2 and 5 of Notes to Financial Statements.

     Total general and administrative expenses increased 90.2% to $11.8 million for fiscal 1996 from $6.2 million for fiscal 1995. The increase was primarily a result of increased payroll related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel in contemplation of the expansion of the Company's business and costs related to the opening of additional offices.

     Payroll and benefits expense increased 39.3% to $5.0 million for fiscal 1996 from $3.6 million for fiscal 1995. The number of employees increased from 105 as of fiscal year end 1995 to 170 as of fiscal year end 1996, due to increased staff necessary to support the business expansion and improve quality control.

     Commissions and selling expenses increased 264.7% to $2.0 million for fiscal 1996 from $552,000 for fiscal 1995 while loan originations increased by $51.6 million from fiscal 1995 to 1996. The sales network expanded to substantially all states, adding new personnel and offices to further the loan origination growth strategy.

     Credit reports expense increased 175.9% to $367,000 during fiscal 1996 from $133,000 during fiscal 1995 due to an increase in loan origination volume to $139.4 million during fiscal 1996 from $87.8 million during fiscal 1995.

     Professional services increased 313.6% to $732,000 for fiscal 1996 from $177,000 for fiscal 1995 due primarily to increased audit and legal services and consultation fees.

     Servicing fees paid to affiliate increased 205.6% to $709,000 for fiscal 1996 from $232,000 for fiscal 1995. The increase was a result of the increase in the size of the loan portfolio serviced by PEC.

     Management services by affiliate decreased 2.8% to $671,000 for fiscal 1996 from $690,000 for fiscal 1995. These expenses represent services provided by PEC, including executive, accounting, legal, management information, data processing, human resources, advertising and promotional materials.

     During fiscal 1995 and 1996, the Company incurred interest expense to PEC of $85,000 and $29,000, respectively, which amounts were included in other interest expense. During fiscal 1995 and 1996, the Company paid PEC for developing certain computer programming, incurring costs of $36,000 and $56,000, respectively. See Note 16 of Notes to Financial Statements.

     FHA insurance increased 147.6% to $572,000 for fiscal 1996 from $231,000 for fiscal 1995. The increase was primarily attributable to the increased volume of loan originations and loans serviced.

     Other general and administrative expenses increased 313.3% to $1.4 million for fiscal 1996 from $331,000 for fiscal 1995 primarily due to increased expenses related to expansion of facilities and increased communications expense. The Company is continually enhancing its loan production systems to provide for the automation of the loan origination process. See "Item 1. Business -- Loan Production Technology Systems."

     Income before income taxes increased 88.5% to $11.2 million for fiscal 1996 from $5.9 million for fiscal 1995; therefore, the provision for income taxes increased to $4.2 million for fiscal 1996 compared to $2.3 million for fiscal 1995.

     As a result of the foregoing, net income increased 90.0% to $6.9 million for fiscal 1996 from $3.6 million for fiscal 1995.

FINANCIAL CONDITION

     AUGUST 31, 1997 COMPARED TO AUGUST 31, 1996

     Cash and cash equivalents increased to $6.1 million at August 31, 1997 from $443,000 at August 31, 1996, primarily as a result of the use of the proceeds from the Company's Common Stock and debt offerings in November 1996, and other borrowing proceeds, to acquire short term investments after repayment of debt.

     Restricted cash deposits increased 54.0% to $6.9 million at August 31, 1997 from $4.5 million at August 31, 1996, primarily due to an increase in the aggregate amount of loans securitized.

     Loans held for sale, net, increased 106.6% to $9.5 million at August 31, 1997 from $4.6 million at August 31, 1996, primarily as a result of the Company's increased loan originations and the timing of loan sales. See Notes 2 and 5 of Notes to Financial Statements.

     The Company provides an allowance for credit losses, in an amount which, in the Company's judgment, will be adequate to absorb losses on loans, after FHA insurance recoveries on the Title I Loans, that may become uncollectible. The Company's judgment in determining the adequacy of this allowance is based on its continual review of its portfolio which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, and current and future economic conditions which may affect the obligors' ability to pay, collateral values and overall portfolio quality. Changes in the allowance for credit losses and the allowance for credit losses on loans sold with recourse for the fiscal year ended August 31, 1997 consist of the following (thousands of dollars):

        Balance at August 31, 1996......................................    $  1,015
          Provision for credit losses...................................      23,048
          Reductions to the provision due to securitizations or loans
             sold without recourse......................................     (16,748)
          Reductions due to charges to allowance for credit losses......        (201)
                                                                            --------
        Balance at August 31, 1997......................................    $  7,114
                                                                            ========

     The allowance for credit losses and the allowance for credit losses on loans sold with recourse consist of the following at these dates:

                                                                       AUGUST 31,
                                                                   -------------------
                                                                    1996         1997
                                                                   ------       ------
                                                                      (THOUSANDS OF
                                                                        DOLLARS)
        Allowance for credit losses............................    $   95       $  100
        Allowance for credit losses on loans sold with
          recourse.............................................       920        7,014
                                                                   ------       ------
                  Total........................................    $1,015       $7,114
                                                                   ======       ======

     See Notes 2 and 5 of Notes to Financial Statements.

     Excess servicing rights decreased to $0 at August 31, 1997 from $12.1 million at August 31, 1996 due to the implementation of SFAS 125, which requires the reclassification of excess servicing rights as mortgage related securities which are carried at fair market value. The excess cash flow created through securitizations which had been recognized as excess servicing rights on loans repurchased and securitized is included in the cost basis of the mortgage related securities. Mortgage related securities were $106.3 million at August 31, 1997 and $22.9 million at August 31, 1996. The increase was due to the increased value of loans originated and securitized and the reclassification of excess servicing rights. See Notes 2, 6 and 7 of Notes to Financial Statements.

     Mortgage servicing rights increased 148.4% to $9.5 million at August 31, 1997 from $3.8 million at August 31, 1996 as a result of increased loan originations with subsequent loan sales with servicing retained to $462.4 million during fiscal 1997 from $137.9 million during fiscal 1996. See Notes 2 and 8 of Notes to Financial Statements.

     Property and equipment, net, increased 148.9% to $2.2 million at August 31, 1997 from $865,000 at August 31, 1996 due to increased purchases of office equipment related to facility expansion. See Notes 2 and 9 of Notes to Financial Statements.

     Other receivables increased to $7.9 million at August 31, 1997 from $59,000 at August 31, 1996, primarily as a result of a $7.6 million receivable from a financial institution related to a whole loan sale on August 29, 1997. The funds from the sale transaction were received in September 1997.

     Prepaid debt expenses increased 993.5% to $2.4 million at August 31, 1997 from $216,000 at August 31, 1996 primarily due to debt expense related to the $40.0 million of subordinated debt issued in November 1996. See Note 13 of Notes to Financial Statements.

     Prepaid commitment fee increased to $2.3 million at August 31, 1997 from $0 at August 31, 1996 due to the commitment fee related to the value of warrants issued in conjunction with a loan purchase agreement for up to $2.0 billion of loans with a financial institution. The commitment fee is being amortized as the commitment for the purchase of loans is being utilized. See Note 3 of Notes to Financial Statements.

     Notes and contracts payable increased 150.6% to $35.6 million at August 31, 1997 from $14.2 million at August 31, 1996 due to increased borrowings by the Company to fund loan originations as a result of the overall growth in the Company's business. See Note 11 of Notes to Financial Statements.

     Accounts payable and accrued liabilities increased 90.8% to $7.8 million at August 31, 1997 from $4.1 million at August 31, 1996 primarily as a result of the increased amounts due to investors on sold loans and the timing of accruals and payments.

     Allowance for credit losses on loans sold with recourse increased 662.4% to $7.0 million at August 31, 1997 from $920,000 at August 31, 1996 primarily due to increased loan sales. Recourse to the Company on sales of loans is governed by the agreements between the purchasers and the Company. The allowance for credit losses on loans sold with recourse represents the Company's estimate of its probable future credit losses to be incurred over the lives of the loans considering estimated future FHA insurance recoveries on Title I Loans. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations, as the Company has no recourse obligation under those securitization agreements for credit losses and estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its residual interest securities. See Notes 2 and 5 of Notes to Financial Statements.

     Stockholders' equity increased 200.0% to $53.1 million at August 31, 1997 from $17.7 million at August 31, 1996 as a result of the IPO and net income of $14.7 million during fiscal 1997. See Notes 1, 2, 13 and 14 of Notes to Financial Statements.

     AUGUST 31, 1996 COMPARED TO AUGUST 31, 1995

     Cash decreased 41.1% to $443,000 at August 31, 1996 from $752,000 at August 31, 1995 primarily as a result of the timing of loan originations, sales, and borrowings.

     Restricted cash deposits increased 76.7% to $4.5 million at August 31, 1996 from $2.5 million at August 31, 1995 due to increased volume of loans serviced for others pursuant to agreements which restrict a small percentage of cash relative to the volume of loans serviced, as well as loan payments collected from borrowers.

     Loans held for sale, net increased 25.4% to $4.6 million at August 31, 1996 from $3.7 million at August 31, 1995 primarily as a result of increased loan originations from $87.8 million for fiscal 1995 to $139.4 million for fiscal 1996, and the timing of loan sales. See Notes 2 and 5 of Notes to Financial Statements.

     Excess servicing rights decreased 16.3% to $12.1 million at August 31, 1996 from $14.5 million at August 31, 1995. Excess servicing rights are calculated using prepayment, default and interest rate assumptions that the Company believes market participants would use for similar rights. The Company believes that the excess servicing rights recognized at the time of sale do not exceed the amount that would be received if such rights were sold at fair market value in the marketplace. The decrease in excess servicing rights was primarily a result of loans sold with excess servicing rights recognized which were reacquired and included in the fiscal 1996 securitizations as well as normal amortization of such excess servicing rights. The excess cash flow created through securitization which had been recognized as excess servicing rights on loans reacquired and securitized are included in the cost basis of the mortgage related securities. See Notes 2, 6 and 7 of Notes to Financial Statements.

     Mortgage related securities were $22.9 million at August 31, 1996 as a result of the Company's securitization transactions during fiscal 1996. There was no corresponding asset at August 31, 1995. See Notes 2, 6 and 7 of Notes to Financial Statements.

     Mortgage servicing rights increased 255.7% to $3.8 million at August 31, 1996 from $1.1 million at August 31, 1995 as a result of additional loan originations and the resulting increase in sales of loans with servicing retained from $85.4 million during fiscal 1995 to $137.9 million during fiscal 1996. See Notes 2 and 8 of Notes to Financial Statements.

     Property and equipment, net, increased 101.6% to $865,000 at August 31, 1996 from $429,000 at August 31, 1995 due to increased purchases of office equipment related to facility expansion. See Notes 2 and 9 of Notes to Financial Statements.

     Notes and contracts payable increased 873.7% to $14.2 million at August 31, 1996 from $1.5 million at August 31, 1995 due to increased levels of mortgage servicing rights and mortgage related securities created through loan securitizations which were available for financing to meet the Company's cash requirements. The Company had a $10.0 million revolving facility for the financing of mortgage related securities. See Note 11 of Notes to Financial Statements.

     Accounts payable and accrued liabilities increased 81.6% to $4.1 million at August 31, 1996 from $2.2 million at August 31, 1995, primarily as a result of increases in accrued payroll, interest and other unpaid operational costs.

     Allowances for credit losses and for loans sold with recourse increased slightly by 3.8% to $920,000 at August 31, 1996 from $886,000 at August 31, 1995. Loans sold with recourse which were reacquired and included in the 1996 securitizations decreased the need for this allowance while increased loan sales increased the allowance requirements. Recourse to the Company on sales of loans is governed by the agreements between the purchasers and the Company. The allowance for credit losses on loans sold with recourse represents the Company's estimate of its probable future credit losses to be incurred over the lives of the loans considering estimated future FHA insurance recoveries on Title I Loans. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations, as the Company has no recourse obligation under those securitization agreements. Estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its residual interest securities. See Notes 2 and 5 of Notes to Financial Statements.

     Due to Mego Financial increased 41.9% to $12.0 million at August 31, 1996 from $8.5 million at August 31, 1995. The increase was primarily attributable to the increase in the federal tax provision owed to Mego Financial as a result of the filing of a consolidated federal tax return.

     Stockholder's equity increased 64.2% to $17.7 million at August 31, 1996 from $10.8 million at August 31, 1995 as a result of net income of $6.9 million during fiscal 1996. See Notes 1, 2, 13 and 14 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $6.1 million at August 31, 1997 compared to $443,000 at August 31, 1996.

     In November 1996, the Company consummated the IPO pursuant to which it issued 2.3 million shares of Common Stock at $10.00 per share. Concurrently with the IPO, the Company issued the $40.0 million of Existing Notes in an underwritten public offering. The Company used approximately $13.9 million of the aggregate net proceeds from these offerings to repay Intercompany Debt due to Mego Financial and PEC and approximately $24.3 million to reduce the amounts outstanding under the Company's lines of credit. The balance of the net proceeds has been used to originate loans. In October 1997, the Company consummated the Private Placement pursuant to which it issued $40.0 million of Additional Notes, which increased the aggregate principal amount of the outstanding Notes from $40.0 million to $80.0 million. The Company used approximately $3.9 million of the net proceeds from the Private Placement to repay Intercompany Debt due to Mego Financial and approximately $29.0 million to reduce the amounts outstanding under the Company's lines of credit. The balance of the net proceeds has been and will be used to originate loans. Prior to the Private Placement, the Company obtained consents pursuant to the Consent Solicitation to amendments to the Original Indenture, which among other things permitted the issuance of the Additional Notes, modified certain covenants applicable to the Company and will permit the issuance of an additional $70.0 million principal amount of the Notes. In connection with the Consent Solicitation, the Company made consent payments of $10.00 cash per $1,000 principal amount of Existing Notes to holders thereof who properly furnished their consents to the amendments to the Original Indenture.

     The Company's cash requirements arise from loan originations, payments of operating and interest expenses, overcollateralization requirements related to securitization transactions and deposits to reserve accounts related to loan sale transactions. Loan originations are initially funded principally through the Company's $65.0 million warehouse line of credit pending the sale of loans in the secondary market. Substantially all of the loans originated by the Company are sold. Loans under the warehouse line of credit are repaid primarily from the proceeds from the sale of loans in the secondary market. These proceeds totaled approximately $85.0 million, $135.5 million and $522.0 million for the fiscal years ended August 31, 1995, 1996 and 1997, respectively.

     The Company has operated since March 1994, and expects to continue to operate for the foreseeable future, on a negative cash flow basis. In connection with securitizations and certain whole loan sales, the Company recognizes a gain on sale of the loans upon the closing of the transaction and the delivery of the loans, but does not receive the cash representing such gain until it receives the excess servicing spread, which is payable over the actual life of the loans sold. The Company is subject to overcollateralization requirements and incurs significant expenses in connection with securitizations and incurs tax liabilities as a result of the gain on sale.

     The pooling and servicing agreements and sale and servicing agreements relating to the Company's securitizations require the Company to build over-collateralization levels through retention within each securitization trust of excess servicing distributions and application thereof to reduce the principal balances of the senior interests issued by the related trust or cover interest shortfalls. This retention causes the aggregate unpaid principal amount of the loans in the related pool to exceed the aggregate principal balance of the outstanding investor securities. Such overcollateralization amounts serve as credit enhancement for the related trust and therefore are available to absorb losses realized on loans held by such trust. The Company continues to be subject to the risks of default and foreclosure following the sale of loans through securitizations to the extent excess servicing distributions are required to be retained or applied to reduce principal or cover interest shortfalls from time to time. Such retained amounts are predetermined by the entity issuing any guarantee of the related interests as a condition to obtaining insurance or by the rating agencies as a condition to obtaining their applicable rating thereon. In addition, such retention delays cash distributions that otherwise would flow to the Company through its retained interest, thereby adversely affecting the flow of cash to the Company.

     Certain whole loan sale transactions require the subordination of certain cash flows payable to the Company to the payment of scheduled principal and interest due to the loan purchasers. In connection with certain of such sale transactions, a portion of amounts payable to the Company from the excess interest spread is required to be maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the reserve account until a specified percentage of the principal balances of the sold loans is accumulated therein. Excess interest spread payable to the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections of interest from borrowers who default on the payments on the loans until the Company's deposits into the reserve account equal the specified percentage. The excess interest required to be deposited and maintained in the respective reserve accounts is not available to support the cash flow requirements of the Company. At August 31, 1997, amounts on deposit in such reserve accounts totaled $6.9 million.

     Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans in the secondary market, are essential for the continuation of the Company's loan origination operations. Loan originations are initially funded principally through the Company's $65.0 million warehouse line of credit that was executed in June 1997, which replaced a previous $20.0 million warehouse line of credit. See Note 11 of Notes to Financial Statements. At August 31, 1997, $8.5 million was outstanding under this warehouse line. In excess of 98.5% of the aggregate loans originated by the Company through August 31, 1997 had been sold.

     The $65.0 million warehouse line of credit, which is secured by loans prior to sale, became effective in June 1997 and was increased from $40.0 million to $55.0 million in September 1997 and to $65.0 million in October 1997. The Company has the option of borrowing funds under the $65.0 million warehouse line of credit, subject to certain conditions, at an annual rate equal to (i) the higher of the corporate base rate of interest announced by The First National Bank of Chicago from time to time or the weighted-average of rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York, plus 0.5%, (ii) the Federal Funds Funding Rate plus 1.75% or (iii) the Eurodollar Base Rate. All of the Company's funding under the warehouse line of credit currently bears interest at an annual rate equal to the Federal Funds Funding Rate plus 1.75%, and expires June 26, 1998. The warehouse line of credit may be increased to $90.0 million under certain circumstances if additional lender commitments are made. The agreement requires the Company to maintain minimum adjusted tangible net worth (defined as net worth less intangibles plus subordinated debt) of $65.0 million plus 50% of the Company's cumulative net income since November 30, 1996, plus all net proceeds received by the Company through the sale or issuance of stock or additional subordinated notes. At August 31, 1997, the Company's actual adjusted tangible net worth calculated pursuant to the agreement was $88.1 million, and the required minimum adjusted tangible net worth at that date was $71.1 million. Additionally, the following material covenant restrictions exist: i) the ratio of total liabilities (not including subordinated notes) divided by tangible net worth (including subordinated notes) cannot exceed 3:1, and ii) total liabilities must be less than the aggregate of 100% of cash plus 93% of loans held for sale plus 55% of restricted cash and mortgage related securities. At August 31, 1997, the ratio of total liabilities to tangible net worth was 0.69:1 and total liabilities were $61.1 million, which was $16.1 million under the maximum amount allowed. See
Note 11 of Notes to Financial Statements.

     In September 1996, the Company entered into a repurchase agreement with another financial institution pursuant to which the Company pledged the interest only certificates from its two 1996 securitizations in exchange for a $3.0 million advance. In April 1997, the Company entered into a pledge and security agreement with the same financial institution providing for a revolving credit facility of up to $11.0 million less any amounts outstanding under the repurchase agreement. The amount available for borrowing under the facility was increased to $15.0 million in June 1997 and $25.0 million in July 1997, with respect to which $25.0 million was outstanding at August 31, 1997. This facility is secured by a pledge of certain of the Company's interest only and residual class certificates relating to securitizations carried as mortgage related securities on the Company's Statements of Financial Condition, payable to the Company pursuant to its securitization agreements. A portion of the loans under the agreement bears interest at the one-month London

Interbank Offering Rate ("LIBOR") + 3.5%, expires one year from the initial advance, and requires the Company to maintain a minimum net worth of the greater of $35.0 million, or following fiscal year end 1997, 80% of net worth as of August 31, 1997. The portion of the credit line agreement applicable to a repurchase agreement secured by insured interest only certificates bears interest at one-month LIBOR + 2.0%. At August 31, 1997, the required net worth was $35.0 million and the Company's actual net worth was $53.1 million. Additionally, the agreement requires the Company to maintain a debt-to-net-worth ratio not to exceed 2.5:1. At August 31, 1997, the ratio was 1.74:1.

     On September 10, 1997, the Company signed a commitment letter for a revolving credit facility with a financial institution pursuant to which the Company would receive an initial advance of up to $5.0 million secured by certain residual interest and interest only securities at an annual interest rate of the higher of (i) the prime rate as established by The Chase Manhattan Bank, N.A., plus 2.5% or (ii) 9.0%. This credit facility could be increased to an aggregate principal amount of up to $8.8 million with additional lender participations. There can be no assurance that the Company will obtain such credit facility.

     Certain material covenant restrictions exist in the Indenture governing the Notes. These covenants include limitations on the Company's ability to incur indebtedness, grant liens on its assets and to enter into extraordinary corporate transactions. The Company may not incur indebtedness if, on the date of such incurrence and after giving thereto, the Consolidated Leverage Ratio (as defined below) would exceed 2:1, subject to certain exceptions. At August 31, 1997, the Consolidated Leverage Ratio was 1.65:1. The Consolidated Leverage Ratio is the ratio of (i) total debt, including subordinated debt, but excluding the Permitted Warehouse Indebtedness (as defined below), accounts payable outstanding less than 60 days, and the tax sharing payable to Mego Financial by the Company, to (ii) the consolidated net worth of the Company. The Permitted Warehouse Indebtedness generally is the outstanding amount under the warehouse line of credit agreement. At August 31, 1997, the Original Indenture provided that the Permitted Warehouse Indebtedness could not exceed three times the Company's consolidated tangible net worth. In addition, an increasing amount of the Company's mortgage related securities are required to remain unpledged. At August 31, 1997, that requirement was $39.9 million, and at that date $60.9 million of mortgage related securities were pledged and $45.4 million of mortgage related securities were unpledged.

     In addition, the Indenture Amendments provide, among other things, that the Company may not incur Unsecured Senior Indebtedness (as defined in the Indenture), if the Adjusted Consolidated Leverage Ratio (as defined below), on the date of such incurrence after giving effect thereto, exceeds 1:1. The Adjusted Consolidated Leverage Ratio is the ratio of (i) the amount of all Unsecured Senior Indebtedness to (ii) the sum of (A) Consolidated Adjusted Net Income (net income minus gain on sale of loans and net unrealized gain on mortgage related securities plus provision for credit losses, depreciation and amortization and amortization of excess servicing rights) from September 1, 1997 to the end of the most recent fiscal quarter and (B) the aggregate net proceeds received by the Company from the issuance or sale of stock or debt securities converted to stock, after September 1, 1997. Furthermore, the Indenture Amendments imposed a limit on the amount of mortgage related securities that must remain unpledged and removed the limitation on the amount of Permitted Warehouse Indebtedness.

     While the Company believes that it will be able to maintain its existing credit facilities and obtain replacement financing as its credit arrangements mature and additional financing, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all. The lack of adequate capital may result in the curtailment of loan originations and thereby impair the Company's revenue and income stream. At August 31, 1997, no commitments existed for material capital expenditures.

     In furtherance of the Company's strategy to sell loans through securitizations, in March 1996, August 1996, December 1996, March 1997, May 1997, June 1997 and August 1997, the Company completed its first seven securitizations pursuant to which it sold pools of loans of $84.2 million, $48.8 million, $67.3 million, $89.7 million, $63.5 million, $104.6 million and $73.3 million, respectively. The Company previously reacquired $77.7 million, $36.2 million, $67.3 million, $89.7 million, $63.5 million, $104.6 million and $73.3 million of such loans, respectively. Pursuant to these securitizations, pass-through securities evidencing interests in the pools of loans were sold in public offerings. The Company continues to service the sold loans and is entitled to receive from payments in respect of interest on the sold loans, not in default, a servicing fee equal to 1.25% of the balance of each loan with respect to the March 1996 transaction and 1.0% with respect to the other transactions. In addition, from each securitization, the Company has received residual interest securities, contractual rights, and in some of the transactions, also received interest only strip securities, all of which were recorded as mortgage related securities on the Statements of Financial Condition. The residual interest securities and the contractual rights represent the excess differential (after payment of any servicing, interest and other fees, and the contractual obligations payable to the note and certificate holders) between the interest paid by the obligors of the sold loans and the yield on the sold notes, certificates, and interest only strip securities. Also, from the two securitizations completed during fiscal 1996 and the first two securitizations completed in fiscal 1997, the Company has also received interest only strip securities. These interest only securities yield annual rates between 0.45% and 1.00% calculated on the principal balance of the loans not in default. The Company may be required to repurchase loans that do not conform to the representations and warranties made by the Company in the securitization agreements and, as servicer, may be required to advance interest in connection with the securitizations.

     The values of and markets for the sale of the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and government regulations. Adverse changes in those factors may affect the Company's ability to originate or sell loans in the secondary market for acceptable prices within reasonable time frames. The ability of the Company to sell loans in the secondary market is essential for continuation of the Company's loan origination activities. A reduction in the size of the secondary market for home improvement or debt consolidation loans would adversely affect the Company's ability to sell its loans in the secondary market with a consequent adverse impact on the Company's profitability and future originations.

     Securitization transactions may be affected by a number of factors, some of which are beyond the Company's control, including, among other things, conditions in the securities markets in general, conditions in the asset-backed securitization market, the conformity of loan pools to rating agency requirements and, to the extent that monoline insurance is used, the requirements of such insurers. Adverse changes in the securitization market could impair the Company's ability to originate and sell loans through securitizations on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's results of operations and financial condition. Furthermore, the Company's quarterly operating results can fluctuate significantly as a result of the timing and level of securitizations.

     In April 1995, the Company entered into a continuing agreement with a financial institution pursuant to which an aggregate of approximately $694.7 million in principal amount of loans had been sold at August 31, 1997 for an amount approximately equal to their remaining principal balances. Pursuant to the agreement, the purchaser is entitled to receive interest at a variable rate equal to the sum of 200 basis points and the one-month LIBOR rate as in effect from time to time. The Company retained the right to service the loans and the right to receive the excess interest. The Company is required to maintain a reserve account equal to 25% of the principal amount of Title I Loans which are more than 60 days delinquent plus 100% of the principal amount of Conventional Loans which are more than 60 days delinquent. In the first quarter of fiscal 1997, the Company entered into an agreement with the same financial institution, providing for the purchase of up to $2.0 billion of loans over a five-year period. Pursuant to the agreement, Mego Financial issued to the financial institution four-year warrants to purchase 1 million shares of Mego Financial's common stock at an exercise price of $7.125 per share. The agreement also provides that so long as the aggregate principal balance of loans purchased by the financial institution and not resold to third parties exceeds $100.0 million ($150.0 million through September 30, 1997), the financial institution shall not be obligated to purchase, and the Company shall not be obligated to sell, loans under the agreement. The value of the warrants, estimated at $3.0 million (0.15% of the commitment amount) as of the commitment date, is being amortized as the commitment for the purchase of loans is utilized. The Company has agreed to pay to Mego Financial the value of the warrants as described under "Item 13. Certain Relationships and Related Transactions."

     In May 1995 and June 1995, the Company reacquired from the same institution an aggregate of approximately $25.0 million of Title I Loans for an amount equal to their remaining principal balance, which were sold in May and June 1995 to a financial institution for an amount equal to their remaining principal balance. Pursuant to the sale agreement, the purchaser is entitled to receive interest at a rate equal to the sum of 190 basis points and the yield paid on four-year Federal Government Treasury obligations at the time of the sale. The Company retained the right to service the loans and the right to receive the excess interest. The agreement requires the Company to maintain a reserve account equal to 1.0% of the declining principal balance of the loans sold pursuant to the agreement funded from the excess interest received by the Company less its servicing fee to fund shortfalls in collections from borrowers who default in the payment of principal or interest.

     Net cash used in the Company's operating activities for the fiscal year ended August 31, 1995, 1996 and 1997 was $11.8 million, $15.3 million and $70.4 million, respectively. During the fiscal year ended August 31, 1995, 1996 and 1997, cash provided by financing activities amounted to $12.0 million, $15.6 million and $77.7 million, respectively.

     Prior to the consummation of the Company's IPO in November 1996, the Company was dependent on Mego Financial to provide, among other things, (i) funds for operations without interest and (ii) guarantees of the Company's financing arrangements. Subsequent to the IPO, Mego Financial has advanced funds to the Company to pay servicing fees owed to PEC and amounts due others. Although it may do so, it is not anticipated that Mego Financial will advance funds to the Company or guarantee the Company's financing arrangements in the future.

     The Company believes that, based upon current levels of loan originations and loan sales, funds from operations and financing activities, borrowings under its existing credit facilities and the net proceeds from the Private Placement will be sufficient to satisfy its contemplated cash requirements for approximately the next 12 months. Management anticipates that in the future the Company may determine to raise funds through additional public or private offerings of its debt or equity securities.

POSSIBLE TERMINATION OF SERVICING RIGHTS

     As described in Note 8 of Notes to Financial Statements, the pooling and servicing agreements and sale and servicing agreements relating to the Company's securitization transactions contain provisions with respect to the maximum permitted loan delinquency rates and loan default rates, which, if exceeded, would allow the termination of the Company's right to service the related loans. At August 31, 1997, the rolling three-month average annual default rates on the pools of loans sold in the March 1996 and August 1996 securitization transactions exceeded 6.5%, the permitted limit set forth in the related pooling and servicing agreements. Accordingly, this condition could result in the termination of the Company's servicing rights with respect to the pools of loans by the trustee, the master servicer or the insurance company providing credit enhancement for those transactions. Although the insurance company has indicated that it has, and to its knowledge, the trustee and the master servicer have, no present intention to terminate the Company's servicing rights, no assurance can be given that one or more of such parties will not exercise its right to terminate. In the event of such termination, there would be an adverse effect on the valuation of the Company's mortgage servicing rights and the Company's results of operations in the amount of the affected mortgage servicing rights ($2.4 million before tax at August 31, 1997) on the date of termination. The Company has taken certain steps designed to reduce the default rates on these pools of loans as well as its other loans. These steps include the hiring of a divisional manager in charge of collection of delinquent loans, the hiring of additional personnel to collect delinquent accounts, the assignment of additional personnel specifically assigned to the collection of these pools of loans and the renegotiation of the terms of certain delinquent accounts in these pools of loans within the guidelines promulgated by HUD.

EFFECTS OF CHANGING PRICES AND INFLATION

     The Company's operations are sensitive to increases in interest rates and to inflation. Increased borrowing costs resulting from increases in interest rates may not be immediately recoverable from prospective purchasers. The Company's loans held for sale consist primarily of fixed-rate long term obligations the interest rates of which do not increase or decrease as a result of changes in interest rates charged to the Company. In addition, delinquency and loss exposure may be affected by changes in the national economy. See Note 4 of Notes to Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective September 1, 1994, the Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights -- an amendment of SFAS No. 65" ("SFAS 122"), which requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. The effect of adopting SFAS 122 on the Company's financial statements was to increase income before income taxes by $1.1 million for the year ended August 31, 1995. The fair value of capitalized mortgage servicing rights was estimated by taking the present value of expected net cash flows from mortgage servicing using assumptions the Company believes market participants would use in their estimates of future servicing income and expense, including assumptions about prepayment, default and interest rates. Capitalized mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The estimate of fair value was based on a 100 basis points per year servicing fee, reduced by estimated costs of servicing, and using a discount rate of 12%. The Company has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers.

     The Financial Accounting Standards Board (the "FASB") has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 was effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 did not have a material adverse effect on the Company's results of operation or financial condition.

     The FASB has issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS 123 is generally effective for fiscal years beginning after December 15, 1995. However, effective August 20, 1997, the Company converted all outstanding employee stock options to stock appreciation rights ("SARs") which resulted in additional compensation expense of $220,000; therefore, disclosure under SFAS 123 is not applicable. The Company has elected to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosure for SFAS 123 if applicable. See Note 17 of Notes to Financial Statements.

     SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued by the FASB in June 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and
(b) assessment for asset impairment or increased obligation based on their fair values. The statement requires that the Company's excess servicing rights be measured at fair market value and be reclassified as interest only receivables and accounted for in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). As required by the statement, the Company adopted the new requirements effective January 1, 1997. Implementation of the statement did not have any material impact on the financial statements of the Company, as the book value of the Company's excess servicing rights and mortgage related securities approximated fair value.

     SFAS No. 128, "Earnings per Share" ("SFAS 128") was issued by the FASB in March 1997, effective for financial statements issued after December 15, 1997. SFAS 128 provides simplified standards for the computation and presentation of earnings per share ("EPS"), making EPS comparable to international standards. SFAS 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under APB Opinion No. 15.

     Basic EPS excludes dilution from Common Stock equivalents and is computed by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution from Common Stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation.

SEASONALITY

     Home improvement loan volume tracks the seasonality of home improvement contract work. Volume tends to build during the spring and early summer months, particularly with regard to pool installations. A decline is typically experienced in late summer and early fall until temperatures begin to drop. This change in seasons precipitates the need for new siding, window and insulation contracts. Peak volume is experienced in November and early December and declines dramatically from the holiday season through the winter months. Debt consolidation loan volume is not impacted by seasonal climate changes and, with the exclusion of the holiday season, tends to be stable throughout the year.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations and Business sections contain certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new products and future financial performance, including growth in revenues and net income and cash flows. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management, with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition, the Company specifically wishes to advise readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

ITEM 8. FINANCIAL STATEMENTS

     The following Financial Statements of the Company are included herewith:

                                                                                         PAGE
                                                                                         ----
Independent Auditors' Report...........................................................   F-2
Statements of Financial Condition at August 31, 1996 and 1997..........................   F-3
Statements of Operations for the years ended August 31, 1995, 1996 and 1997............   F-4
Statements of Cash Flows for the years ended August 31, 1995, 1996 and 1997............   F-5
Statements of Stockholders' Equity for the years ended August 31, 1995, 1996 and
  1997.................................................................................   F-6
Notes to Financial Statements for the years ended August 31, 1995, 1996 and 1997.......   F-7

All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

           NAME               AGE                             POSITION
--------------------------    ---     ---------------------------------------------------------
Jerome J. Cohen               69      Chairman of the Board
Jeffrey S. Moore              39      President, Chief Executive Officer and Director
                                      Executive Vice President, Chief Financial Officer and
James L. Belter               50      Treasurer
Christopher M.G. DeWinter     32      Vice President -- Corporate Development
Robert Nederlander            64      Director
Herbert B. Hirsch             61      Director
Don A. Mayerson               70      Director
Spencer I. Browne             46      Director
Jeremy Wiesen                 54      Director

     Jerome J. Cohen has been Chairman of the Board of the Company since April 1995 and served as Chief Executive Officer of the Company from June 1992 until September 2, 1997. Mr. Cohen has been the President and a Director of Mego Financial since January 1988. From April 1992 until June 1997, Mr. Cohen was a Director of Atlantic Gulf Communities Inc., formerly known as General Development Corporation, a publicly held company engaged in land development, land sales and utility operations in Florida and Tennessee. Mr. Cohen does not currently serve on a full time basis in his capacities with the Company.

     Jeffrey S. Moore has been the President of the Company since April 1995 and Chief Executive Officer since September 2, 1997. From December 1993 to September 1997, Mr. Moore served as the Company's Chief Operating Officer. In addition, Mr. Moore was instrumental in the organization of the Company and has served as a Director of the Company since its formation in June 1992. Prior to being elected President, Mr. Moore served as an Executive Vice President of the Company from June 1992 to March 1995. Mr. Moore was the founder and from August 1984 until March 1992, served as President, Chief Executive Officer and a director of Empire Funding Corp., a privately-held, nationwide consumer finance company specializing in originating, purchasing, selling and servicing FHA Title I and other home improvement mortgage loans. Mr. Moore serves as a director of the Title One Home Improvement Lenders Association and is a member of its Legislative and Regulatory Affairs Committee.

     James L. Belter has been Executive Vice President of the Company since April 1995 and Chief Financial Officer and Treasurer since September 1996. Prior to being elected Executive Vice President, Mr. Belter served as Senior Vice President of the Company from October 1993 to March 1995. Prior to joining the Company, from May 1989 to September 1993, Mr. Belter served as the President, Chief Operating Officer and a director of Del-Val Capital Corporation, a commercial finance company. From April 1985 to April 1989, Mr. Belter served as Executive Vice President of Security Capital Credit Corporation, a commercial finance company, where he was responsible for the formation of the company's installment receivable lending division. From November 1976 to April 1985, Mr. Belter served as a corporate Vice President of Barclays Business Credit, Inc. where he managed a unit specializing in financing portfolios of consumer contracts including residential second mortgages, home improvement contracts, timeshare and land sales.

     Christopher M.G. DeWinter has been Vice President -- Corporate Development of the Company since July 1997. Prior to joining the Company, from January 1996 to June 1997 Mr. DeWinter served as a Vice President in the Financial Institutions Group of Oppenheimer & Co., where he was involved with mergers and acquisitions and debt and equity offerings. Prior to joining Oppenheimer & Co., from July 1994 to December 1995, Mr. DeWinter was with the real estate group of First Empire State.

     Robert Nederlander has been a Director of the Company since September 1996. Mr. Nederlander has been the Chairman of the Board and Chief Executive Officer of Mego Financial since January 1988. Mr. Nederlander has been Chairman of the Board of Riddell Sports Inc. since April 1988 and was Riddell Sports Inc.'s Chief Executive Officer from April 1988 through March 1993. From February 1992 until

June 1992, Mr. Nederlander was also Riddell Sports Inc.'s interim President and Chief Operating Officer. Since November 1981, Mr. Nederlander has been President and a director of the Nederlander Organization, Inc., owner and operator of one of the world's largest chains of legitimate theaters. He served as the Managing General Partner of the New York Yankees from August 1990 until December 1991, and has been a limited partner since 1973. Since October 1985, Mr. Nederlander has been President of the Nederlander Television and Film Productions, Inc.; Vice Chairman of the Board from February 1988 to early 1993 of Vacation Spa Resorts, Inc., an affiliate of Mego Financial; and Chairman of the Board of Allis-Chalmers Corp. from May 1989 to 1993 and from 1993 to 1996 as Vice Chairman. Mr. Nederlander remains a director of Allis-Chalmers Corp. In 1995, Mr. Nederlander became a director of Hospitality Franchise Systems Incorporated. In October 1996, Mr. Nederlander became a director of News Communications, Inc., a publisher of community oriented free circulation newspapers. Mr. Nederlander was a senior partner in the law firm of Nederlander, Dodge and Rollins in Detroit, Michigan, from 1960 to 1989.

     Herbert B. Hirsch has been a Director of the Company since the Company's formation in June 1992. Mr. Hirsch has been the Senior Vice President, Chief Financial Officer, Treasurer and a director of Mego Financial since January 1988. Mr. Hirsch served as Vice President and Treasurer of the Company from June 1992 to September 1996.

     Don A. Mayerson has been a Director of the Company since the Company's formation in June 1992. Mr. Mayerson has been the Secretary of Mego Financial since January 1988 and the Executive Vice President and General Counsel of Mego Financial since April 1988. Mr. Mayerson served as Vice President, General Counsel and Secretary of the Company from June 1992 to September 1996.

     Spencer I. Browne has been a Director of the Company since consummation of the IPO in November 1996. For more than five years prior to September 1996, Mr. Browne held various executive and management positions with several publicly traded companies engaged in businesses related to the residential and commercial mortgage loan industry. From August 1988 until September 1996, Mr. Browne served as President, Chief Executive Officer and a director of Asset Investors Corporation ("AIC"), a New York Stock Exchange ("NYSE") traded company he co-founded in 1986. He also served as President, Chief Executive Officer and a director of Commercial Assets, Inc., an American Stock Exchange traded company affiliated with AIC, from its formation in October 1993 until September 1996. In addition, from June 1990 until March 1996, Mr. Browne served as President and a director of M.D.C. Holdings, Inc., a NYSE traded company and the parent company of a major home builder in Colorado.

     Jeremy Wiesen has been a Director of the Company since consummation of the IPO in November 1996. Mr. Wiesen has been an Associate Professor of Business Law and Accounting at the Leonard N. Stern School of Business at New York University since 1972.

     The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. The Company's directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. The Company reimburses all directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as directors other than the Chairman who receives an annual fee of $30,000. Members of the Board of Directors of the Company who are not employees of the Company receive an annual retainer fee of $30,000 plus $1,500 for chairing a committee or $1,000 for serving as a member of a committee. In addition, each Board member receives $1,000 for each Board meeting (but only $500 for a Committee meeting held on the same day as a Board meeting). Directors are also reimbursed for their expenses incurred in attending meetings of the Board of Directors and its committees.

     In August 1997, the Company entered into Consulting Agreements (the "Consulting Agreements") with Don A. Mayerson and Herbert B. Hirsch, Directors of the Company (the "Consultants"), which expire August 31, 1999. Pursuant to such Consulting Agreements, Messrs. Mayerson and Hirsch shall receive an annual consulting fee of $250,000 and $150,000, respectively. Each of the Consulting Agreements further provides that the Company will indemnify and hold the Consultants harmless, to the extent permitted by law, from any and all costs, expenses or damages incurred by them as a result of any claim, suit, action or judgment arising out of their activities as a consultant to the Company. In the event of a change in control (as defined in the agreements) of the Company during the term of the Consulting Agreements, the Company may, in its sole discretion, pay each of the Consultants a lump sum equal to the annual consulting fees such Consultant would have received through August 31, 1999. The Consulting Agreements are not contingent upon such persons remaining as directors of the Company.

     Each of the Company's Directors and Messrs. Belter and DeWinter have orally agreed with the Company to enter into agreements as of August 20, 1997 regarding each such person's continued service with the Company and retention by the Company as a consultant thereafter. Each of these agreements has a term commencing on the termination of such person's existing consulting or employment agreement or directorship, as the case may be, and terminating on August 31, 2004, unless earlier terminated as a result of death or disability. For the period of each such person's service as a consultant under these agreements, such person shall not receive any compensation but shall be deemed to have continued in the service of the Company for purposes of determining vested rights under, and the continued exercisability of, any SARs and options granted by the Company before the execution of such agreements, and in any SARs or options granted in the future unless otherwise expressly provided in the grants of such SARs or options.

     The Company has an Audit Committee, Executive Committee, Stock Option Committee, Compensation Committee and Nominating Committee. The following is a brief description of the Company's committees and identification of the members thereof:

          Audit Committee. The members of the Audit Committee are Robert Nederlander, Jeremy Wiesen and Spencer I. Browne. The Audit Committee's functions include recommending to the Board the engagement of the Company's independent certified public accountants, reviewing with the accountants the plan and results of their audit of the Company's financial statements and determining the independence of the accountants.

          Executive Committee. The members of the Executive Committee are Jerome
     J. Cohen, Jeffrey S. Moore and Robert Nederlander. The Executive Committee has the authority to exercise all of the powers of the Board to the extent permitted by the Delaware General Corporation Law.

          Stock Option Committee. The members of the Stock Option Committee are Jeremy Wiesen and Spencer I. Browne. The Stock Option Committee has the authority to approve the grant of options under the Company's Stock Option Plan to any employee of the Company who, on the last day of the taxable year of the Company, is (i) the Chief Executive Officer of the Company or who is acting in such capacity, (ii) among the four highest compensated officers of the Company and its affiliates (other than the Chief Executive Officer), or (iii) otherwise considered to be a "Covered Employee" within the meaning of Section 162(m) ("Section 162(m)") of the Internal Revenue Code of 1986, as amended (the "Code").

          Compensation Committee. The members of the Compensation Committee are Robert Nederlander, Jeremy Wiesen and Spencer I. Browne. The Compensation Committee has the authority to approve the compensation of the Company's executive officers, except to the extent that such compensation is subject to Section 162(m) of the Code. The Compensation Committee has a special subcommittee consisting of Jeremy Wiesen and Spencer I. Browne, which subcommittee has the authority to approve executive compensation and agreements that are subject to Section 162(m) of the Code.

          Nominating Committee. The members of the Nominating Committee are Robert Nederlander, Jerome J. Cohen and Don A. Mayerson. The Nominating Committee has the responsibility to recommend the nominees for election as directors of the Company to the Board of Directors.

     Mego Financial and the Company have restated certain of their previously issued financial statements, including certain financial statements upon which their independent auditors had rendered unqualified opinions. As a result of the restatement of Mego Financial's financial statements and certain trading in Mego Financial's common stock, the Securities and Exchange Commission (the "SEC") has commenced a formal investigation to determine, among other things, whether Mego Financial, and/or its officers and directors, violated applicable federal securities laws in connection with the preparation and filing of Mego Financial's previously issued financial statements or such trading. Certain of such officers and directors are also officers and/or directors of the Company. Messrs. Moore, Belter, DeWinter, Browne and Wiesen have never been officers or directors of Mego Financial. Possible penalties for violation of federal securities laws include civil remedies, such as fines and injunctions, as well as criminal sanctions. There can be no assurance that Mego Financial and/or its officers and directors will not be found to have violated the federal securities laws or that the Company will not be affected by the investigation or any sanction.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's Directors and executive officers, and persons who own more than ten percent of the Company's outstanding shares of Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all such reports they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners have been satisfied.

KEY EMPLOYEES

     Robert Bellacosa -- Mr. Bellacosa, age 56, has served as Vice
President -- Financial Management since October 1993 and Secretary since September 1996. From May 1989 to October 1993, Mr. Bellacosa served as Senior Vice President of Loan Administration and Financial Management for Del-Val Capital Corp. From May 1985 to May 1989, he served as Vice President of Security Capital Credit Corp. where he was responsible for loan administration of commercial real estate and term receivable lending functions. From 1974 to 1985, he served as Vice President for Aetna Business Credit, Inc. which was purchased by Barclays American Business Credit, Inc. and was responsible for the management of loan administration for special term receivables.

     Jack Elrod -- Mr. Elrod, age 40, has served as Vice President -- Loan Administration since May 1995. From March 1994 to May 1995, Mr. Elrod served as a Senior Underwriter for ITT Financial Corporation. From March 1993 to March 1994, he served as Branch Manager for Commercial Credit Corporation and from January 1977 to February 1993, he served as Assistant Vice President and District Manager of Household Finance Corporation.

     Samuel Schultz -- Mr. Schultz, age 47, has served as Vice
President -- Credit Quality since June 1996 and as Vice President of the Company's Dealer Division Operations from December 1993 until June 1996. Mr. Schultz was a consultant to the Company from June 1993 until December 1993. From September 1990 to June 1993, he served as Vice President of Underwriting for Empire Funding Corp., a nationwide consumer finance company specializing in the purchase of FHA Title I and other home improvement mortgage loans. From February 1988 to September 1990, he served as a Senior Manager for Avco Financial Services. From October 1985 to February 1988, he served as a Department Manager for Associates Financial Services Inc. Prior to 1985, and since 1971, Mr. Schultz's experience includes collections and originations of consumer finance loans for Postal Finance, Turner Mortgage and other consumer finance companies.

     John Kostelich -- Mr. Kostelich, age 34, has served as Vice
President -- Project Management since June 1996 and is responsible for developing and implementing the Company's policies and procedures for new and diversified loan products. In addition, he is responsible for the Correspondent and Wholesale Operations and Sales Divisions. From June 1995 to June 1996, Mr. Kostelich served as Director of Compliance for the Company. From 1985 to 1995, he served in various positions for ITT Consumer Financial Corporation, including Manager of Quality Control and Correspondent Support Operations, Senior Compliance Officer, Assistant Vice President and Regional Manager and Branch Manager.

     Debra C. Turner -- Ms. Turner, age 37, has served as Vice
President -- Administration since October 1996 and is responsible for the management of quality assurance and policy development and acts as liaison to the President's office. From April 1996 to September 1996, Ms. Turner served as the Southeast Division Operations Manager for Ameriquest Mortgage Corporation where she was responsible for assisting in the establishment and management of branch offices, training all sales and technical staff and acting as liaison between branch and corporate offices. From October 1994 to April 1996, Ms. Turner served as Chase Manhattan Mortgage Corporation's Retail Manager for the State of Georgia where she was responsible for, among other things, establishing and managing branches throughout the State of Georgia. From June 1991 to October 1994, she served as a Vice President for Unity Mortgage Corporation where she was responsible for establishing retail branches throughout the Southeast region and training all sales and technical staff. From September 1990 to June 1991, Ms. Turner served as an Operations Manager for Sears Mortgage Corporation. From April 1984 to September 1990, Ms. Turner served in various capacities for American Residential Mortgage, a.k.a. ICA Mortgage Corp., including Vice President -- National Production and Southeast Division Operations Supervisor.

     Robert H. Chastain -- Mr. Chastain, age 38, has served as Vice President -- Corporate Counsel since June 1997. From November 1993 to June 1997, Mr. Chastain was an attorney with the firm of Aiken & Associates, Atlanta, Georgia. Prior to joining Aiken & Associates, from March 1990 to November 1993, Mr. Chastain was an attorney with the firm of Cashin, Morton & Mullins, Atlanta, Georgia. From February 1984 to September 1988, he served as a law clerk and from October 1988 to March 1990 as an attorney with the firm of McCalla, Raymer, Padrick, Cobb & Nichols, Atlanta, Georgia. Mr. Chastain's legal experience has focused on, among other areas, loan workouts and foreclosures, asset securitizations and REMIC trusts, FHA, FNMA and Federal Home Loan Mortgage Corporation ("FHLMC") loan servicing, and general corporate and structured business arrangements. Mr. Chastain has been licensed to practice law in the State of Georgia since 1988 and is a member of the Georgia Bar Association.

     Bobbie Jeannotte -- Ms. Jeannotte, age 47, has served as Vice
President -- Human Resources since May 1997. From June 1996 to May 1997, Ms. Jeannotte served as Vice President -- Human Resources for SunStar Acceptance Corporation, a division of NationsBank, where she was responsible for establishing a Human Resources department and overall management of the various human resources functions. From December 1994 to June 1996, Ms. Jeannotte served as Senior Vice President -- Human Resources for Fleet Finance, Inc. where she was responsible for human resources, training and development and administration services, supervising a staff of 15-20 employees. From June 1984 to June 1994, Ms. Jeannotte served as the Assistant Vice President -- Human Resources for Continental Insurance where she was responsible for human resources and training and development areas along with providing advice and counsel with respect to various human resource issues.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation earned by the Company's chief executive officer and each of the two other executive officers whose annual salary and bonus during the fiscal years presented exceeded $100,000 (the "Named Executive Officers").

                                                                                                        LONG-TERM
                                                            ANNUAL COMPENSATION                    COMPENSATION AWARDS
                                               ----------------------------------------------   -------------------------
                                                                                   OTHER        NUMBER OF
                                               FISCAL                             ANNUAL         OPTIONS      ALL OTHER
         NAME AND PRINCIPAL POSITION            YEAR     SALARY     BONUS     COMPENSATION(1)   GRANTED(2)   COMPENSATION
---------------------------------------------  ------   --------   --------   ---------------   ----------   ------------
Jerome J. Cohen(3)...........................   1995    $ 64,388   $     --       $    --              --      $     --
  Chairman of the Board                         1996      65,748         --            --              --            --
                                                1997     150,000         --        13,877         100,000            --
Jeffrey S. Moore.............................   1995    $200,003   $     --       $13,963              --      $     --
  President, Chief Executive Officer            1996     200,003     86,084        13,625              --            --
    and Director                                1997     200,002    203,149        30,191         500,000            --
James L. Belter..............................   1995    $150,003   $ 50,000       $ 1,510              --      $     --
  Executive Vice President, Chief               1996     159,080     50,000         4,330              --            --
    Financial Officer and Treasurer             1997     180,003    100,000        15,896         100,000            --

---------------
(1) Other annual compensation consists of car allowances, contributions to 401(k) plans and moving expenses.

(2) Except for 100,000 SARs granted to Mr. Moore under the Company's 1997 Stock Option Plan, which grant was subject to stockholder approval of the 1997 Stock Option Plan, represents SARs which were initially granted as options to purchase Common Stock under the Company's 1996 Stock Option Plan and subsequently converted into SARs in connection with the Spin-off. In October 1997, the Board of Directors authorized the repurchase by the Company of all outstanding SARs. See "Company Stock Option Plans" later in this section.

(3) Mr. Cohen served as the Company's Chief Executive Officer from June 1992 until September 2, 1997. Mr. Cohen's compensation is included in the management fees paid to PEC. See "Item 13. Certain Relationships and Related Transactions."

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning grants of stock options or SARs made during the fiscal year ended August 31, 1997 to the Named Executive Officers.

                                            INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                           ---------------------------------------------------        VALUE AT ASSUMED
                            NUMBER OF      PERCENT OF                                 ANNUAL RATES OF
                            SECURITIES       TOTAL                                STOCK PRICE APPRECIATION
                            UNDERLYING    OPTIONS/SARS                                      FOR
                           OPTIONS/SARS    GRANTED TO    EXERCISE                       OPTION TERM
                             GRANTED      EMPLOYEES IN    PRICE     EXPIRATION   --------------------------
           NAME                (#)        FISCAL YEAR     ($/SH)       DATE        5%($)          10%($)
-------------------------- ------------   ------------   --------   ----------   ----------     -----------
Jerome J. Cohen...........    100,000          8.9%       $10.00      11/18/06   $  710,000     $ 1,853,000
  Chairman of the
  Board
Jeffrey S. Moore..........    500,000(1)      44.7           (2)           (3)    3,834,000(4)   10,007,000(5)
  President and
  Chief Executive
  Officer
James L. Belter...........    100,000          8.9         10.00      11/18/06      710,000       1,853,000
  Executive Vice
  President, Chief
  Financial Officer
  and Treasurer

---------------

(1) Represents (i) 400,000 SARs granted under the Company's 1996 Stock Option Plan and (ii) 100,000 SARs granted under the Company's 1997 Stock Option Plan, which grant is subject to stockholder approval of the plan.

(2) Of such SARs, (i) 300,000 have an exercise price of $10.00 per share and
    (ii) 200,000 have an exercise price of $12.00 per share.

(3) Of such SARs, (i) 300,000 expire on November 18, 2006 and (ii) 200,000 expire on August 19, 2007.

(4) The potential realizable value of the 300,000 SARs granted at an exercise price of $10.00 per share would be $2,130,000 and the potential realizable value of the 200,000 SARs granted at $12.00 per share would be $1,704,000 assuming a 5% annual appreciation in value.

(5) The potential realizable value of the 300,000 SARs granted at an exercise price of $10.00 per share would be $5,559,000 and the potential realizable value of the 200,000 SARs granted at an exercise price of $12.00 would be $4,448,000 assuming a 10% annual appreciation in value.

AGGREGATED FISCAL YEAR-END OPTION/SAR VALUE TABLE

     The following table sets forth certain information concerning unexercised stock options/SARs held by the Named Executive Officers as of August 31, 1997. No stock options/SARs were exercised by the Named Executive Officers during the fiscal year ended August 31, 1997. In October 1997, the Board of Directors authorized the repurchase by the Company of all outstanding SARs. See "Company Stock Option Plans" later in this section.

                                                                               VALUE OF UNEXERCISED
                                             NUMBER OF UNEXERCISED                 IN-THE-MONEY
                                             OPTIONS/SARS HELD AT              OPTIONS/SARS HELD AT
                                                AUGUST 31, 1997                 AUGUST 31, 1997(1)
                                         -----------------------------     -----------------------------
                NAME                     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-------------------------------------    -----------     -------------     -----------     -------------
Jerome J. Cohen......................             --           100,000             $--       $ 175,000
Jeffrey S. Moore.....................             --           500,000              --         525,000(2)
James L. Belter......................             --           100,000              --         175,000

---------------

(1) The closing sales price of the Company's Common Stock as reported on the Nasdaq National Market on August 29, 1997 was $11.75. Value is calculated by multiplying (a) the difference between $11.75 and each SAR exercise price by
    (b) the number of shares of Common Stock underlying the SAR.

(2) Does not include 200,000 SARs granted at an exercise price of $12.00 per share since such price was above the closing sale price of the Common Stock on August 29, 1997.

EMPLOYMENT AGREEMENTS

     In August 1997, the Company entered into an employment/consulting agreement with Jerome J. Cohen, the Company's Chairman of the Board of Directors, which expires in December 2002. During the term of the employment/consulting agreement, Mr. Cohen shall receive an annual Chairman's fee of at least $30,000. During the term of such agreement, Mr. Cohen shall also receive (i) an annual consulting fee in the amount of $120,000 and (ii) an annual incentive bonus equal to one and one-quarter percent (1.25%) of the Company's pre-Federal tax (and after state and local tax) income for the prior calendar year; provided that the incentive bonus payable in March 1998 shall be based solely on the Company's pretax income for the period commencing September 1, 1997 and ending December 31, 1997. The incentive bonus and any incentive bonus payments under the employment/consulting agreement are subject to stockholder approval at such time or times as required under Section 162(m) of the Code. The employment/consulting agreement further provides that the Company will indemnify and hold Mr. Cohen harmless, to the extent permitted by law, to and from any and all costs, expenses or damages incurred by him as a result of any claim, suit, action or judgment arising out of his activities as a consultant to the Company. In the event of a change in control of the Company during the term of the employment/consulting agreement, the Company may, in its sole discretion, pay Mr. Cohen a lump sum equal to sum of (i) the annual consulting fees that would have been received during the remaining term of such agreement and (ii) the incentive bonuses that would have been received during the remaining term of such agreement, increased by an assumed compounded growth in such income of 20% per annum and appropriately discounted to present value.

     The Company has entered into an employment agreement with Jeffrey S. Moore effective as of the consummation of the Spin-off and terminating on December 31, 2000 (the "Initial Term"). Pursuant to the terms of such agreement, the term of employment shall automatically be extended for additional one (1) year periods unless the Company or Mr. Moore provides written notice to the other of an intent to terminate the agreement at least 60 days prior to the expiration of the calendar year, which termination shall be effective on the second anniversary of the first day of the calendar year following such notification (the "Extended Term," and together with the Initial Term shall be referred to as the "Employment Term"). The agreement provides for an annual base salary of at least $250,000, which base salary shall be increased during each year of the Employment Term commencing on or after January 1, 1999, by the greater of (i) $25,000 or (ii) an adjustment based on an increase in the Consumer Price Index for All Urban Consumer for Atlanta, Georgia. During the Employment Term, commencing in March 1998, Mr. Moore shall also be entitled to receive a bonus equal to one and one-quarter percent (1.25%) of the Company's pre-Federal tax (and after state and local tax) income for the prior calendar year (the "Incentive Bonus"); provided that the Incentive Bonus payable in March 1998 shall be based solely on the Company's pre-federal tax (and after state and local tax) income for the period commencing September 1, 1997 and ending December 31, 1997. The Incentive Bonus and any Incentive Bonus payments under the agreement will be subject to stockholder approval at such time or times as required under Section 162(m) of the Code and treasury regulations promulgated thereunder. Mr. Moore shall also be entitled to receive for each calendar year during the Employment Term, deferred compensation (the "Deferred Compensation") in an amount equal to one percent (1.0%) of the amount of "Gain on sale of loans," including the net gain on the whole loans, and any portion of the net gain from sales of loans securitized transactions included in net unrealized gain on mortgage related securities, resulting from the sales of conventional home improvement loans, debt consolidation loans, Title I Loans and nonconforming mortgage loans (collectively, the "Loans") and the net gain from the sale of loans in any other form of transaction not included in the foregoing; provided that the Deferred Compensation payable beginning March 1, 1998 shall be based solely on the Company's gain on sale of Loans for the period commencing September 1, 1997 and ending December 31, 1997. The accrual of such deferred compensation for each year shall be conditioned on the Company achieving a percentage return on stockholders' equity of at least ten percent (10%) during such year or an average of ten percent (10%) per year over the previous two years. The Deferred Compensation due for any year shall be payable in 24 equal installments commencing on March 1 of the following year. As with the Incentive Bonus, the Deferred Compensation and Deferred Compensation payments will be subject to stockholder approval at such time or times as required under Section 162(m) of the Code and treasury regulations promulgated thereunder. The agreement provides that the Company use its best efforts to obtain stockholder approval of the Incentive Bonus and Deferred Compensation provisions of the agreement at an annual meeting of the Company's stockholders to occur no later than January 31, 1998. Mr. Moore shall also be entitled to participate, to the extent eligible, in all benefit plans and programs as are generally provided from time to time by the Company to its senior executives. Upon termination for "cause," Mr. Moore shall only be entitled to receive his base salary through the effective date of such termination. In the event Mr. Moore's employment is terminated due to a non-extension of the term of the employment agreement, the Company shall pay Mr. Moore $600,000 in twelve equal monthly installments. In the event of a change in control as defined in the employment agreement, the Company (or its successor) shall be required to pay Mr. Moore $1.0 million within thirty (30) days following such change in control. In addition, if (i) within sixty (60) days following a change in control Mr. Moore voluntarily terminates his employment and is no longer employed by the Company (or its successor) under another employment agreement, the Company shall pay Mr. Moore (x) 125% of the prior year's or annualized current year's Incentive Bonus, whichever is higher, if the change in control occurs during the Initial Term of the Agreement, or (y) 125% of the annualized current year's Incentive Bonus, if the change in control occurs after the Initial Term of the Agreement, with either of such payments being payable 50% at termination and the balance in twelve equal monthly installments, or (ii) within one (1) year following a change in control the Company (or its successor) terminates the employment agreement without cause, the Company shall pay Mr. Moore compensation in aggregate amount no less than one year's base salary, and (x) 250% of the annualized current year's Incentive Bonus, if the change in control occurs after the Initial Term of the Agreement, or (y) 125% of the prior year's or annualized current year's Incentive Bonus, whichever is greater, multiplied by the number of full calendar years remaining to the end of the Initial Term of the Agreement plus a fraction the numerator of which is the number of months during any partial year remaining to the end of the Initial Term and the denominator of which is twelve or by 2, whichever is greater, if the change of control occurs during the Initial Term of the Agreement, with either of such payments being payable 50% within 60 days of termination and the balance in twelve equal monthly installments. Mr. Moore will be prohibited from competing with the Company during the Employment Term and for a period of one (1) year following the termination of his employment.

     The Company has entered into employment agreements with James L. Belter, the Company's Executive Vice President, Chief Financial Officer and Treasurer, and Christopher M.G. DeWinter, the Company's Vice President -- Corporate Development. Mr. Belter's employment agreement has an initial term which commenced on September 1, 1997 and terminates on December 31, 1999 and Mr. DeWinter's employment agreement has an initial term which commenced on July 1, 1997 and terminates on December 31, 1999.

Mr. Belter's and Mr. DeWinter's agreements provide for annual base salaries of $200,000 and $130,000, respectively. The agreements also provide that such executives shall be entitled to receive discretionary performance bonuses based on factors determined by the Company. Notwithstanding the foregoing, Mr. Belter is guaranteed to receive a bonus of $100,000 for each of the first two years of his employment agreement and Mr. DeWinter is guaranteed to receive a $75,000 bonus for the first year of his employment agreement. In the event the executives are terminated without "cause," they will be entitled to receive a lump sum payment equal to (i) the value of any unpaid salary through the remainder of the employment term plus (ii) the guaranteed bonus, to the extent not already paid for the year during which his employment was terminated. Upon termination for "cause," each of Messrs. Belter and DeWinter shall only be entitled to receive his base salary through the effective date of such termination. The executives shall also be entitled to participate, to the extent eligible, in all benefit plans and programs as are generally provided from time to time by the Company to its senior executives.

COMPANY STOCK OPTION PLANS

     Under the Company's Stock Option Plan (the "1996 Plan"), 925,000 shares of Common Stock are reserved for issuance upon exercise of stock options. Such shares are accompanied by SARs which become exercisable as determined by the Board of Directors, or a Committee thereof, only if Mego Financial does not give approval to the exercise of the option. The 1996 Plan is designed as a means to retain and motivate key employees and directors. The Company's Board of Directors, or a committee thereof, administers and interprets the 1996 Plan and is authorized to grant options thereunder to all eligible employees and directors of the Company, except that no incentive stock options (as defined in Section 422 of the Code) may be granted to a director who is not also an employee of the Company or a subsidiary.

     The 1996 Plan provides for the granting of both incentive stock options and nonqualified stock options. Options may be granted under the 1996 Plan on such terms and at such prices as determined by the Company's Board of Directors, or a committee thereof, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Common Stock on the date of grant. Each option is exercisable after the period or periods specified in the related option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. Options granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of stock of the Company must have an exercise price of at least 110% of the fair market value of the Common Stock on the date of grant and a term of no more than five years. The 1996 Plan also authorizes the Company to make or guarantee loans to optionees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the prime rate of interest, and (iii) be secured by the shares of Common Stock purchased. The Board of Directors has the authority to amend or terminate the 1996 Plan, provided that no such action may impair the rights of the holder of any outstanding option without the written consent of such holder, and provided further that certain amendments of the 1996 Plan are subject to stockholder approval. Unless terminated sooner, the 1996 Plan will continue in effect until all options granted thereunder have expired or been exercised, provided that no options may be granted ten years after commencement of the 1996 Plan. In connection with the Spin-off, all options outstanding under the 1996 Plan were converted into SARs. As of August 31, 1997, an aggregate of 915,000 SARs were issued and outstanding under the 1996 Plan. See Note 17 of Notes to Financial Statements.

     In August 1997, the Company's Board of Directors adopted, subject to stockholder approval, the Company's 1997 Stock Option Plan (the "1997 Plan"). Under the 1997 Plan, as amended by the Board of Directors in October 1997, 2 million shares of Common Stock are reserved for issuance upon the exercise of stock options and/or SARs granted under such plan. The Company's Board of Directors, or a committee thereof, administers and interprets the 1997 Plan and is authorized to grant options and/or SARs thereunder to any person who has rendered services to the Company, except that no incentive stock options may be granted to any person who is not also an employee of the Company or any subsidiary. As of August 31, 1997, a total of 137,500 SARs had been granted under the 1997 Plan subject to stockholder approval of that plan, of which (i) 100,000 SARs had been granted to Jeffrey S. Moore pursuant to the terms of his employment agreement and (ii) 7,500 SARs were granted to each of the directors, other than Jerome J. Cohen and Jeffrey S. Moore.

     On October 22, 1997, the Board of Directors authorized the repurchase by the Company of all of the SARs granted under the 1996 Plan and 1997 Plan at a purchase price of $1.00 for each SAR granted at an exercise price of $10.00 to $11.00 per share and $0.70 for each SAR granted at an exercise price of $12.00 per share. In addition, in October 1997, options to purchase an aggregate of 1,052,500 shares were granted under the 1997 Plan at an exercise price of $14.75 per share, subject to stockholder approval of the 1997 Plan. Of the total aggregate options granted, Jeffrey S. Moore was granted options to purchase 500,000 shares, Jerome J. Cohen was granted options to purchase 100,000 shares, and James L. Belter was granted options to purchase 100,000 shares; all of which were granted subject to stockholder approval of the 1997 Plan. See Note 18 of Notes to Financial Statements for additional information.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee was formed by the Board of Directors in August 1997. The Compensation Committee is comprised of Robert Nederlander, Spencer I. Browne and Jeremy Wiesen, non-employee directors. The Compensation Committee has a special subcommittee consisting of Jeremy Wiesen and Spencer I. Browne, which subcommittee has the authority to approve executive compensation and agreements that are subject to Section 162(m) of the Code. Jerome J. Cohen, Chairman of the Board and former Chief Executive Officer, participated in deliberations concerning compensation of executive officers during fiscal 1997. Mr. Cohen's compensation was determined by the Board of Directors of Mego Financial.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 15, 1997, information with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

                                                                    AMOUNT AND
                                                                    NATURE OF         PERCENTAGE
          NAME AND ADDRESS OF BENEFICIAL OWNER (1)             BENEFICIAL OWNERSHIP   OWNERSHIP
-------------------------------------------------------------  --------------------   ----------
Robert Nederlander(2)........................................          974,541            7.9%
Eugene I. Schuster and Growth Realty Inc. ("GRI")(3).........          920,409            7.5
Jerome J. Cohen(4)...........................................          529,534            4.3
Jeffrey S. Moore (5).........................................           15,242              *
James L. Belter (5)..........................................            6,408              *
Herbert B. Hirsch(6).........................................          803,994            6.5
Don A. Mayerson(7)...........................................          396,392            3.2
Spencer I. Browne (8)........................................            5,000              *
Jeremy Wiesen (9)............................................               --             --
FBR Ashton, Limited Partnership and affiliates (10)..........          791,179            6.4
All executive officers and directors of the Company as a
  group (9 persons) (11).....................................        2,731,111           22.2

---------------

* Less than 1%.

 (1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from October 15, 1997 upon the exercise of options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from October 15, 1997 have been exercised.

 (2) Seventh Avenue, 21st Floor, New York, New York 10019. Does not include 47,600 shares of Common Stock owned by the Robert E. Nederlander Foundation, an entity organized and operated exclusively for charitable purposes (the "Foundation"), of which Mr. Nederlander is President. Mr. Nederlander disclaims beneficial ownership of the shares owned by the Foundation.

 (3) Fisher Building, Detroit, Michigan 48202. These shares are held of record by GRI, a wholly-owned subsidiary of Venture Funding, Ltd. of which Mr. Schuster is a principal shareholder, Director and Chief Executive Officer.

 (4) N. E. 125th Street, Suite 206, North Miami, Florida 33161. Excludes 52,507 shares of Common Stock owned by Mr. Cohen's spouse and 238,000 shares of Common Stock owned by a trust for the benefit of his children over which Mr. Cohen does not have any investment or voting power, as to which he disclaims beneficial ownership. Also excludes 14,280 shares of Common Stock owned by the Rita and Jerome J. Cohen Foundation, Inc., an entity organized and operated exclusively for charitable purposes (the "Cohen Foundation"), of which Mr. Cohen is President. Mr. Cohen disclaims beneficial ownership of the shares owned by the Cohen Foundation.

 (5) Parkwood Circle, Suite 500, Atlanta, Georgia 30339.

 (6) East Flamingo Road, Las Vegas, Nevada 89109.

 (7) N. E. 125th Street, Suite 206, North Miami, Florida 33161.

 (8) Holly Street, Denver, Colorado 80220.

 (9) East 68th Street, New York, New York 10021.

(10) 19th Street North, Arlington, VA 22209. Based upon a Schedule 13D dated September 8, 1997 filed jointly with the Securities and Exchange Commission. Includes 712,636 shares of Common Stock as to which FBR Ashton, Limited Partnership ("Ashton") has sole voting and dispositive power, 50,163 shares as to which FBR Opportunity Fund, Ltd. Class A ("Opportunity Fund") has sole voting and dispositive power, and 28,380 shares as to which Mr. Emanuel J. Friedman has sole voting and dispositive power. Friedman, Billings, Ramsey Investment Management, Inc. ("Investment Management") serves as general partner and discretionary investment manager to Ashton; FBR Offshore Management, Inc. ("Offshore Management") serves as discretionary manager to Opportunity Fund. Mr. Friedman serves as portfolio manager for Ashton and Opportunity Fund. Ashton, Opportunity Fund and Mr. Friedman each disclaims beneficial ownership of shares owned by the others. Investment Management, Offshore Management and Mr. Friedman each disclaims beneficial ownership of shares owned by the others.

(11) See Notes (2)-(9).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into the following transactions with its affiliates in the past three years. The Company believes that each of these transactions is on terms at least as favorable to the Company as those which could have been negotiated with an unaffiliated third party.

TAX SHARING AND INDEMNITY AGREEMENT

     For taxable periods up to the date of the Spin-off, the results of operations of the Company are includable in the tax returns filed by Mego Financial's affiliated group for federal income tax purposes. Under a tax allocation and indemnity agreement with Mego Financial currently in effect, the Company records a liability to Mego Financial for federal income taxes calculated on a separate company basis. Under a prior tax sharing arrangement with Mego Financial, the Company recorded a liability to Mego Financial for federal income taxes applied to the Company's financial statement income after giving consideration to applicable income tax law and statutory rates. In addition, both the agreement and the arrangement provide that the Company and Mego Financial each will indemnify the other under certain circumstances. Following the Spin-off, the Company will remain liable for any amounts payable to Mego Financial pursuant to the tax sharing agreements in effect prior to the date of the Spin-off. From and after the date of the Spin-off, the Company no longer will file consolidated returns with Mego Financial's affiliated group but will file separate consolidated returns with the Company's subsidiaries.

MANAGEMENT SERVICES PROVIDED BY PEC

     The Company and PEC were parties to a management services arrangement (the "Management Arrangement") pursuant to which certain executive, accounting, legal, management information, data processing, human resources, advertising and promotional personnel of PEC provided services to the Company on an as needed basis. The Management Arrangement provided for the payment by the Company of a management fee to PEC in an amount equal to the direct and indirect expenses of PEC related to the services rendered by its employees to the Company, including an allocable portion of the salaries and expenses of such employees based upon the percentage of time such employees spend performing services for the Company. For the years ended August 31, 1995, 1996 and 1997, approximately $690,000, $671,000 and $967,000, respectively, of the salaries and expenses of certain employees of PEC were attributable to and paid by the Company in connection with services rendered by such employees to the Company. In addition, during the years ended August 31, 1995, 1996 and 1997, the Company paid PEC for developing certain computer programming, incurring costs of $36,000, $56,000 and $0, respectively.

     The Company has entered into a formal management services agreement with PEC, effective as of September 1, 1996, pursuant to which PEC has agreed to provide the following services to the Company for an aggregate annual fee of approximately $967,000 payable monthly: strategic planning, management and tax, accounting and finance, legal, management information systems, insurance management, human resources, and purchasing. Either party has the right to terminate all or any of these services upon 90 days' notice with a corresponding reduction in fees. Such agreement currently remains in effect. The Company anticipates that adjustments will be made under the management agreement to reduce the fee payable by the Company for the portion allocated to Jerome J. Cohen's compensation upon stockholder approval of Mr. Cohen's employment/consulting agreement.

SERVICING AGREEMENT WITH PEC

     Prior to September 1, 1996, the Company had an arrangement with PEC pursuant to which it paid servicing fees of 50 basis points on the principal balance of loans serviced per year. For the years ended August 31, 1995, 1996 and 1997, the Company paid servicing fees to PEC of approximately $232,000, $709,000 and $1.9 million, respectively. The Company has entered into a servicing agreement with PEC, effective as of September 1, 1996, providing for the payment of servicing fees of 50 basis points on the principal balance of loans serviced per year. Such agreement currently remains in effect. For the years ended August 31, 1995, 1996 and 1997, the Company incurred interest expense in the amount of $85,000, $29,000 and $16,000, respectively, related to fees payable to PEC for these services. The interest rates were based on PEC's average cost of funds and equaled 11.8% in 1995, 10.68% in 1996 and 10.48% in 1997.

FUNDING AND GUARANTEES BY MEGO FINANCIAL

     In order to fund the Company's past operations and growth, and in conjunction with filing consolidated returns, the Company incurred Intercompany Debt to Mego Financial. As of August 31, 1995, 1996 and 1997, the amount of Intercompany Debt owed to Mego Financial was $8.5 million, $12.0 million and $9.7 million, respectively. Prior to the IPO, Mego Financial had guaranteed the Company's obligations under the Company's credit agreements and new office lease. The guarantees of the Company's credit agreements were released upon consummation of the IPO. The Company did not pay any compensation to Mego Financial for such guarantees.

     In the first quarter of fiscal 1997, the Company entered into an agreement with a financial institution, providing for the purchase by the financial institution of $2.0 billion of loans over a five year period. Pursuant to the agreement, Mego Financial issued to the financial institution four-year warrants to purchase 1 million shares of Mego Financial's common stock. The value of the warrants, estimated at $3.0 million (0.15% of the commitment amount) as of the commitment date (the "Warrant Value") plus a $150,000 fee, are being amortized as the commitment for the purchase of loans is utilized. The Company has agreed to pay Mego Financial the Warrant Value as it is amortized as described below. As of August 31, 1997, $817,000 of the Warrant Value and such fee had been amortized.

     On August 29, 1997, the Company and Mego Financial entered into an agreement (the "Payment Agreement") with respect to the Company's repayment after the Spin-off of (i) a portion of the debt owed by the Company to Mego Financial as of May 31, 1997 aggregating approximately $3.4 million (the "May Amounts") and (ii) debt owed by the Company to Mego Financial as of August 31, 1997 in addition to the May Amounts (the "Excess Amounts"). The May Amounts consist of a portion of the debt owed by the Company to Mego Financial as of May 31, 1997 in respect of funds advanced by Mego Financial to the Company through such date, the portion of the Warrant Value amortized through such date and amounts owed under the tax allocation and indemnification agreement between Mego Financial and the Company as of such date. The Excess Amounts consist of funds advanced by Mego Financial to the Company during the period commencing June 1, 1997 and ending August 31, 1997 (the "Excess Period"), the portion of the Warrant Value amortized during the Excess Period and amounts accrued under the tax allocation and indemnification agreement during the Excess Period. Pursuant to the Payment Agreement, the Company agreed to repay the May Amounts upon the earlier to occur of (i) the first consummation after the date of the agreement of a public or private debt or equity transaction by the Company of at least $25.0 million in amount or (ii) August 31, 1998. The Company repaid the May Amounts with a portion of the net proceeds of the Private Placement. The Company further agreed to repay the Excess Amounts upon the earlier to occur of (i) the second consummation after the date of the agreement of a public or private debt or equity transaction by the Company of at least $25.0 million in amount or (ii) August 31, 1998. The amount of the amortization of the Warrant Value for each of the months of September, October, November and December 1997 will be payable January 31, 1998. Commencing in January 1998, the unpaid balance of the Warrant Value will continue to be amortized on a monthly basis and the amount of such amortization will be due and payable within 30 days from the end of each fiscal quarter.

     Under the Payment Agreement, Mego Financial may, but is not obligated to, make advances to PEC on behalf of the Company. Advances, if any, by Mego Financial on behalf of the Company to PEC will be due and payable within 30 days after the close of the month in which such advance was made. Under the Payment Agreement, any amount owed by the Company to Mego Financial that is not paid when due will bear interest from such due date until paid at the rate of 10.0% per annum.

     Although Mego Financial may provide funds to the Company or guarantee the Company's indebtedness or other obligations in the future, it is not anticipated that it will do so and it has no obligation to do so.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Certain documents filed as part of Form 10-K. See Item 8 above for a list of financial statements included as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K. A report on Form 8-K dated August 20, 1997 was filed on September 4, 1997. Such report related to the Spin-off transaction on September 2, 1997 and the change in fiscal year-end from August 31 to December 31, effective December 31, 1997. A report on Form 8-K dated September 22, 1997 was filed on October 14, 1997 pursuant to subsection(d) of Rule 135(c) under the Securities Act. A report on Form 8-K dated October 15, 1997 was filed on October 30, 1997 pursuant to subsection (d) of Rule 135(c) under the Securities Act.

     (c) Exhibits

        EXHIBIT
         NUMBER                                    DESCRIPTION
        --------     ------------------------------------------------------------------------
         3.1(4)      Amended and Restated Certificate of Incorporation of the Company.
         3.2(4)      By-laws of the Company, as amended.
         4.1(4)      Specimen Common Stock Certificate.
        10.1(4)      1996 Stock Option Plan.
        10.2(1)      Agreement for Line of Credit and Commercial Promissory Note between the
                     Company and First National Bank of Boston, dated January 4, 1994.
        10.3(1)      Agreement between the Company and Hamilton Consulting, Inc., dated
                     January 31, 1994.
        10.4(1)      Loan Purchase and Sales Agreement dated March 22, 1994, between the
                     Company as Buyer, and Southwest Beneficial Finance, Inc. as Seller.
        10.5(1)      Master Loan Purchase and Servicing Agreement dated as of August 26,
                     1994, between the Company as Seller, and First National Bank of Boston,
                     as Purchaser.
        10.6(2)      Master Loan Purchase and Servicing Agreement dated April 1, 1995, by and between Greenwich Capital Financial Products, Inc. and the Company.
        10.7(2)      Participation and Servicing Agreement dated May 25, 1995, by and between
                     Atlantic Bank, N.A. and the Company.
        10.8(2)      Warehousing Credit and Security Agreement, dated as of August 11, 1995, between the Company and First National Bank of Boston.
        10.9(4)      Form of Tax Allocation and Indemnity Agreement between the Company and
                     Mego Financial Corp.
        10.10(4)     Loan Program Sub-Servicing Agreement between the Company and Preferred
                     Equities Corporation dated as of September 1, 1996.
        10.11(4)     Servicing Agreement by and among Mego Mortgage FHA Title I Loan Trust
                     1996-1, First Trust of New York, National Association, as Trustee,
                     Norwest Bank Minnesota, N.A., as Master Servicer and the Company, as
                     Servicer dated as of March 21, 1996.
        10.12(4)     Loan Purchase Agreement between Financial Asset Securities Corp., as
                     Purchaser, and the Company, as Seller, dated as of March 21, 1996.
        10.13(3)     Indemnification Agreement among MBIA Insurance Corporation, as Insurer, the Company, as Seller and Greenwich Capital Markets, Inc. as
                     Underwriter, dated as of March 29, 1996.
        10.14(4)     Pooling and Servicing Agreement, dated as of March 21, 1996, among the
                     Company, Financial Asset Securities Corp., as Depositor, First Trust of
                     New York, National Association, as Trustee and Contract of Insurance
                     Holder and Norwest Bank Minnesota, N.A., as Master Servicer.
        10.15(3)     Insurance Agreement among MBIA Insurance Corporation, as Insurer,
                     Norwest Bank Minnesota, N.A., as Master Servicer, the Company, as
                     Seller, Servicer and Claims Administrator, Financial Asset Securities
                     Corp., as Depositor, Greenwich Capital Financial Products, Inc., and
                     First Trust of New York, National Association, as Trustee and Contract
                     of Insurance Holder, dated as of March 21, 1996.
        10.16(3)     Credit Agreement dated as of June 28, 1996 between the Company and First
                     National Bank of Boston as Agent.
        10.17(4)     Loan Purchase Agreement dated as of August 1, 1996 between Financial
                     Asset Securities Corp., and the Company, as Seller.

        EXHIBIT
         NUMBER                                    DESCRIPTION
        --------     ------------------------------------------------------------------------
        10.18(4)     Pooling and Servicing Agreement dated as of August 1, 1996 between
                     Financial Asset Securities Corp., as Purchaser, and the Company, as
                     Seller.
        10.19(3)     Amendment No. 1 to Warehousing Credit and Security Agreement dated as of
                     August 9, 1996 between the Registrant and First National Bank of Boston.
        10.20(4)     Office Lease by and between MassMutual and the Company dated April 1996.
        10.21(3)     Amendment to Master Loan Purchase and Servicing Agreement between
                     Greenwich Capital Financial Products, Inc. and the Company dated
                     February 1, 1996.
        10.22(3)     Amendment No. 2 to Master Loan Purchase and Servicing Agreement between
                     Greenwich Capital Financial Products, Inc. and the Company dated July 1,
                     1996.
        10.23(4)     Services and Consulting Agreement between the Company and Preferred
                     Equities Corporation dated as of September 1, 1996.
        10.24(3)     Employment Agreement between the Company and Jeffrey S. Moore dated
                     January 1, 1994.
        10.25(3)     Form of Indenture dated November 22, 1996 between the Company and the
                     Indenture Trustee.
        10.26(4)     Master Repurchase Agreement dated as of September 4, 1996 between the
                     Company and Greenwich Capital Markets, Inc.
        10.27(4)     Letter Agreement dated October 1, 1996 between the Company and Greenwich
                     Capital Markets, Inc.
        10.28(4)     Amended and Restated Master Loan Purchase and Servicing Agreement dated as of October 1, 1996 among the Company, Mego Financial Corp. and
                     Greenwich Capital Markets, Inc.
        10.29(4)     Form of Agreement between the Company and Mego Financial Corp.
        10.30(4)     Commitment letter between the Company and Greenwich Capital Markets,
                     Inc. dated September 17, 1996.
        10.31(5)     Loan Purchase Agreement dated as of November 1, 1996 between Financial
                     Asset Securities Corp. and the Company.
        10.32(5)     Pooling and Servicing Agreement dated as of November 1, 1996 among
                     Financial Asset Securities Corp., the Company, Norwest Bank Minnesota,
                     N.A. and First Trust of New York, National Association.
        10.33(5)     Home Loan Purchase Agreement dated as of March 1, 1997 between Financial
                     Asset Securities Corp. and the Company.
        10.34(5)     Sale and Servicing Agreement dated as of March 1, 1997 among Mego
                     Mortgage Home Loan Owner Trust 1997-1, Financial Asset Securities Corp.,
                     the Company, Norwest Bank Minnesota, N.A. and First Trust of New York,
                     National Association.
        10.35(5)     Trust Agreement dated as of March 1, 1997 among Financial Asset
                     Securities Corp., the Company, Wilmington Trust Company and First Trust
                     of New York, National Association.
        10.36(5)     Home Loan Purchase Agreement dated as of May 1, 1997 between Financial
                     Asset Securities Corp. and the Company.
        10.37(5)     Sale and Servicing Agreement dated as of May 1, 1997 among Mego Mortgage
                     Home Loan Owner Trust 1997-2, Financial Asset Securities Corp., the
                     Company, Norwest Bank Minnesota N.A. and First Trust of New York,
                     National Association.
        10.38(5)     Trust Agreement dated as of May 1, 1997 among Financial Asset Securities
                     Corp., the Company, Wilmington Trust Company and First Trust of New
                     York, National Association.

        EXHIBIT
         NUMBER                                    DESCRIPTION
        --------     ------------------------------------------------------------------------
        10.39(5)     Home Loan Purchase Agreement dated as of June 14, 1997 between Financial
                     Asset Securities Corp. and the Company.
        10.40(5)     Sale and Servicing Agreement dated as of June 14, 1997 among Mego
                     Mortgage Home Loan Owner Trust 1997-3, Financial Asset Securities Corp.,
                     the Company, Norwest Bank Minnesota N.A. and First Trust of New York,
                     National Association.
        10.41(5)     Trust Agreement dated as of June 14, 1997 among Financial Asset
                     Securities Corp., the Company, Wilmington Trust Company and First Bank
                     National Association.
        10.42        Agreement between Mego Financial Corp. and the Company, dated August 29,
                     1997.
        27.1         Financial Data Schedule.

---------------

(1) Filed as part of the Form 10-K for the fiscal year ended August 31, 1994 of Mego Financial Corp. and incorporated herein by reference.

(2) Filed as part of the Form 10-K for the fiscal year ended August 31, 1995 of Mego Financial Corp. and incorporated herein by reference.

(3) Filed as part of the Registration Statement on Form S-1 filed by the Company, as amended (File No. 333-13421), and incorporated herein by reference.

(4) Filed as part of the Registration Statement on Form S-1 filed by the Company, as amended (File No. 333-12443), and incorporated herein by reference.

(5) Filed as part of the Form 10-Q for the quarter ended May 31, 1997 filed by the Company and incorporated herein by reference.

     (d) Financial Statement schedules required by Regulation S-X. No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEGO MORTGAGE CORPORATION
                                          (Registrant)

Date: October 30, 1997                    By:     /s/ JEFFREY S. MOORE

                                            ------------------------------------
                                            Jeffrey S. Moore, President,
                                            Chief Executive Officer and Director

            SIGNATURE                                  TITLE                           DATE
----------------------------------    ---------------------------------------    -----------------

/s/ JEROME J. COHEN                   Chairman of the Board                       October 30, 1997
----------------------------------
Jerome J. Cohen

/s/ JEFFREY S. MOORE                  President, Chief Executive Officer and      October 30, 1997
----------------------------------    Director
Jeffrey S. Moore

/s/ JAMES L. BELTER                   Executive Vice President, Chief             October 30, 1997
----------------------------------    Financial Officer and Treasurer
James L. Belter

/s/ ROBERT NEDERLANDER                Director                                    October 30, 1997
----------------------------------
Robert Nederlander

/s/ HERBERT B. HIRSCH                 Director                                    October 30, 1997
----------------------------------
Herbert B. Hirsch

/s/ DON A. MAYERSON                   Director                                    October 30, 1997
----------------------------------
Don A. Mayerson

/s/ SPENCER I. BROWNE                 Director                                    October 30, 1997
----------------------------------
Spencer I. Browne

/s/ JEREMY WIESEN                     Director                                    October 30, 1997
----------------------------------
Jeremy Wiesen

                           MEGO MORTGAGE CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                                     PAGE NO.
                                                                                     --------
Independent Auditors' Report.......................................................     F-2
Financial Statements:
Statements of Financial Condition at August 31, 1996 and 1997......................     F-3
Statements of Operations -- Years Ended August 31, 1995, 1996 and 1997.............     F-4
Statements of Cash Flows -- Years Ended August 31, 1995, 1996 and 1997.............     F-5
Statements of Stockholders' Equity -- Years Ended August 31, 1995, 1996 and 1997...     F-6
Notes to Financial Statements......................................................     F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Mego Mortgage Corporation
Atlanta, Georgia

     We have audited the accompanying statements of financial condition of Mego Mortgage Corporation (the "Company") as of August 31, 1996 and 1997, and the related financial statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Mego Mortgage Corporation at August 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
San Diego, California
October 17, 1997, except for the third and fourth paragraphs of Note 18 as to which the date is
October 22, 1997

                           MEGO MORTGAGE CORPORATION

                       STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                              AUGUST 31.
                                                                        ----------------------
                                                                         1996           1997
                                                                        -------       --------
                                                                        (THOUSANDS OF DOLLARS,
                                                                           EXCEPT PER SHARE
                                                                               AMOUNTS)
Cash and cash equivalents.............................................  $   443       $  6,104
Cash deposits, restricted.............................................    4,474          6,890
Loans held for sale, net of allowance for credit losses of $95 and
  $100................................................................    4,610          9,523
Mortgage related securities, at fair value............................   22,944        106,299
Excess servicing rights...............................................   12,121             --
Mortgage servicing rights.............................................    3,827          9,507
Other receivables.....................................................       59          7,945
Property and equipment, net of accumulated depreciation of $279 and
  $675................................................................      865          2,153
Organizational costs, net of amortization.............................      482            289
Prepaid debt expenses.................................................      216          2,362
Prepaid commitment fee................................................       --          2,333
Other assets..........................................................      565            795
                                                                        -------       --------
          Total assets................................................  $50,606       $154,200
                                                                        =======       ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes and contracts payable.........................................  $14,197       $ 35,572
  Accounts payable and accrued liabilities............................    4,066          7,759
  Allowance for credit losses on loans sold with recourse.............      920          7,014
  Due to Mego Financial Corp..........................................   11,994          9,653
  Due to affiliated company...........................................      819            446
  State income taxes payable..........................................      909            649
                                                                        -------       --------
          Total liabilities...........................................   32,905         61,093
                                                                        -------       --------
Subordinated debt.....................................................       --         40,000
                                                                        -------       --------
Stockholders' equity:
  Common stock, $.01 par value per share (authorized -- 50,000,000
     shares; issued and outstanding -- 10,000,000 and 12,300,000).....      100            123
  Additional paid-in capital..........................................    8,550         29,185
  Retained earnings...................................................    9,051         23,799
                                                                        -------       --------
          Total stockholders' equity..................................   17,701         53,107
                                                                        -------       --------
          Total liabilities and stockholders' equity..................  $50,606       $154,200
                                                                        =======       ========

                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION

                            STATEMENTS OF OPERATIONS

                                                              FOR THE YEARS ENDED AUGUST 31,
                                                         ----------------------------------------
                                                            1995           1996           1997
                                                         ----------     ----------     ----------
                                                         (THOUSANDS OF DOLLARS, EXCEPT PER SHARE
                                                                         AMOUNTS)
REVENUES:
  Gain on sale of loans..............................    $   12,233     $   16,539     $   45,123
  Net unrealized gain on mortgage related
     securities......................................            --          2,697          3,518
  Loan servicing income, net.........................           873          3,348          3,036

  Interest income....................................           941          2,104          9,507
  Less: interest expense.............................          (468)        (1,116)        (6,374)
                                                            -------        -------     -----------
       Net interest income...........................           473            988          3,133
                                                            -------        -------     -----------
          Total revenues.............................        13,579         23,572         54,810
                                                            -------        -------     -----------
COST AND EXPENSES:
  Net provision for credit losses....................           864             55          6,300
  Depreciation and amortization......................           403            394            672
  Other interest.....................................           187            167            245
  General and administrative:
     Payroll and benefits............................         3,611          5,031         11,181
     Commissions and selling.........................           552          2,013          2,768
     Credit reports..................................           133            367          1,387
     Rent and lease expenses.........................           249            338          1,091
     Professional services...........................           177            732            652
     Servicing fees paid to affiliate................           232            709          1,874
     Management services by affiliate................           690            671            967
     FHA insurance...................................           231            572            558
     Other...........................................           331          1,368          3,305
                                                            -------        -------     -----------
          Total costs and expenses...................         7,660         12,417         31,000
                                                            -------        -------     -----------
Income before income taxes...........................         5,919         11,155         23,810
Income taxes.........................................         2,277          4,235          9,062
                                                            -------        -------     -----------
Net income...........................................    $    3,642     $    6,920     $   14,748
                                                            =======        =======     ===========
EARNINGS PER COMMON SHARE:
  Primary:
-----------------------------------------------------
  Net income.........................................                                  $     1.25
                                                                                       ===========
  Weighted-average number of common shares and common
     share equivalents outstanding...................                                  11,802,192
                                                                                       ===========

  Fully diluted:
-----------------------------------------------------
  Net income.........................................                                  $     1.25
                                                                                       ===========
  Weighted-average number of common shares and common
     share equivalents outstanding...................                                  11,802,192
                                                                                       ===========

                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                          FOR THE YEARS ENDED
                                                                                               AUGUST 31,
                                                                                  ------------------------------------
                                                                                    1995         1996          1997
                                                                                  --------     ---------     ---------
                                                                                         (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................  $  3,642     $   6,920     $  14,748
                                                                                  --------     ---------     ---------
  Adjustments to reconcile net income to net cash used in operating activities:
    Additions to mortgage servicing rights......................................    (1,176)       (3,306)       (7,184)
    Additions to excess servicing rights........................................   (14,098)      (20,563)           --
    Net unrealized gain on mortgage related securities..........................        --        (2,697)       (3,518)
    Additions to mortgage related securities....................................        --            --       (64,987)
    Net provisions for estimated credit losses..................................       864            55         6,300
    Deferred income taxes (benefit).............................................       230           673        (3,267)
    Depreciation and amortization expense.......................................       403           394           672
    Amortization of prepaid debt expense........................................        50           163           817
    Amortization of prepaid commitment fee......................................        --            --           684
    Amortization of excess servicing rights.....................................       519         2,144            --
    Amortization of mortgage servicing rights...................................       100           555         1,504
    Accretion of residual interest on mortgage related securities...............        --          (243)       (4,796)
    Payments on mortgage related securities.....................................        --         1,547         1,111
    Amortization of mortgage related securities.................................        --            --           956
    Loans originated for sales, net of loan fees................................   (87,751)     (139,367)     (526,917)
    Payments on loans held for sale.............................................       131           504           431
    Proceeds from sale of loans.................................................    84,952       135,483       514,413
    Changes in operating assets and liabilities:
      Increase in cash deposits, restricted.....................................    (2,532)       (1,942)       (2,416)
      Decrease (increase) in other assets, net..................................       325         1,056        (1,813)
      Increase (decrease) in state income taxes payable.........................       264           670          (260)
      Increase in other liabilities, net........................................     1,959         1,827         3,531
      Additions to due to affiliated company....................................     3,581         2,100         3,810
      Payments on due to affiliated company.....................................    (3,305)       (1,281)       (4,183)
                                                                                  --------     ---------     ---------
        Total adjustments.......................................................   (15,484)      (22,228)      (85,112)
                                                                                  --------     ---------     ---------
          Net cash used in operating activities.................................   (11,842)      (15,308)      (70,364)
                                                                                  --------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment............................................      (274)         (608)       (1,688)
  Proceeds from the sale of property and equipment..............................        --            --             4
                                                                                  --------     ---------     ---------
          Net cash used in investing activities.................................      (274)         (608)       (1,684)
                                                                                  --------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on notes and contracts payable.......................    77,178       146,448       511,878
  Payments on notes and contracts payable.......................................   (76,357)     (133,709)     (490,503)
  Additions in Due to Mego Financial............................................    10,836         8,368        13,020
  Payments on Due to Mego Financial.............................................    (2,613)       (5,500)      (15,094)
  Issuance of subordinated debt, net............................................        --            --        37,750
  Proceeds from sale of common stock............................................        --            --        20,658
  Increase in additional paid-in capital........................................     3,000            --            --
                                                                                  --------     ---------     ---------
          Net cash provided by financing activities.............................    12,044        15,607        77,709
                                                                                  --------     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................       (72)         (309)        5,661
CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR..................................       824           752           443
                                                                                  --------     ---------     ---------
CASH AND CASH EQUIVALENTS -- END OF YEAR........................................  $    752     $     443     $   6,104
                                                                                  ========     =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................................................  $    618     $     964     $   5,212
                                                                                  ========     =========     =========
    State income taxes..........................................................  $      3     $      25     $   1,691
                                                                                  ========     =========     =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  In connection with the securitization of loans and creation of mortgage related securities, the Company retained an interest only security and a
    residual interest security..................................................  $     --     $  20,096     $      --
                                                                                  ========     =========     =========
  Addition to prepaid commitment fee and due to Mego Financial in connection
    with loan sale commitment received..........................................  $     --     $      --     $   3,000
                                                                                  ========     =========     =========

                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

                                                    COMMON STOCK
                                                   $.01 PAR VALUE    ADDITIONAL  RETAINED
                                                 ------------------   PAID-IN    EARNINGS
                                                   SHARES    AMOUNT   CAPITAL    (DEFICIT)   TOTAL
                                                 ----------  ------  ----------  ---------  -------
                                                    (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
Balance at September 1, 1994.................... 10,000,000   $100    $  5,550    $(1,511)  $ 4,139
Additional paid-in capital......................         --     --       3,000         --     3,000
Net income for the year ended August 31, 1995...         --     --          --      3,642     3,642
                                                 ----------   ----     -------    -------   -------
Balance at August 31, 1995...................... 10,000,000    100       8,550      2,131    10,781
Net income for the year ended August 31, 1996...         --     --          --      6,920     6,920
                                                 ----------   ----     -------    -------   -------
Balance at August 31, 1996...................... 10,000,000    100       8,550      9,051    17,701
Sale of common stock, net of issuance costs.....  2,300,000     23      20,635         --    20,658
Net income for the year ended August 31, 1997...         --     --          --     14,748    14,748
                                                 ----------   ----     -------    -------   -------
Balance at August 31, 1997...................... 12,300,000   $123    $ 29,185    $23,799   $53,107
                                                 ==========   ====     =======    =======   =======

                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

 1. NATURE OF OPERATIONS

     Mego Mortgage Corporation (the "Company") was incorporated on June 12, 1992, in the State of Delaware. The Company, through its loan correspondents and home improvement contractors, is primarily engaged in the business of originating, selling, servicing and pooling home improvement and debt consolidation loans, certain of which qualify under the provisions of Title I of the National Housing Act which is administered by the U.S. Department of Housing and Urban Development ("HUD"). Pursuant to the Title I credit insurance program, 90% of the principal balances of the loans are U.S. government insured ("Title I Loans"), with cumulative maximum coverage equal to 10% of all Title I Loans originated by the Company. In May 1996, the Company commenced the origination of conventional home improvement loans, generally secured by residential real estate, and debt consolidation loans ("Conventional Loans") through its network of loan correspondents and dealers. During fiscal 1995, all loans originated were Title I Loans. During fiscal 1996, 91.7% of loans originated were Title I Loans and 8.3% of loans originated were Conventional Loans. The Company's loan originations during the fiscal year ended August 31, 1997 were comprised of 81.4% Conventional Loans and 18.6% Title I Loans.

     The Company was formed as a wholly-owned subsidiary of Mego Financial Corp. ("Mego Financial") and remained so until November 1996, when the Company issued
2.3 million shares of its Common Stock, $.01 par value per share (the "Common Stock"), in an underwritten public offering (the "IPO") at $10.00 per share. As a result of this transaction, Mego Financial's ownership in the Company was reduced from 100% at August 31, 1996 to 81.3%. Concurrently with the Common Stock offering, the Company issued $40.0 million of 12.5% Senior Subordinated Notes due in 2001 in an underwritten public offering. The proceeds from the offerings received by the Company have been used to repay borrowings and provide funds for originations and securitizations of loans. In October 1997, the Company issued an additional $40.0 million of 12.5% Senior Subordinated Notes due in 2001 in a private placement (the "Private Placement"). See Note 13 for further discussion.

     On September 2, 1997, Mego Financial distributed all of its 10 million shares of the Company's Common Stock to its shareholders in a tax-free spin-off ("Spin-off").

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Deposits, Restricted -- Restricted cash represents cash on deposit which is restricted in accordance with the loan sale agreements and untransmitted funds received from collection of loans which have not as yet been disbursed to the purchasers of such loans in accordance with the loan sale agreements.

     Loans Held for Sale -- Loans held for sale are carried at the lower of aggregate cost or market value in the accompanying Statements of Financial Condition, net of allowance for credit losses. Loan origination fees and direct origination costs are deferred in compliance with Statement of Financial Accounting Standards ("SFAS") No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"), with no amortization recorded in the interim period prior to sale.

     Mortgage Related Securities -- In fiscal 1996, the Company securitized a majority of loans originated into the form of a REMIC. A REMIC is a trust issuing multi-class securities with certain tax advantages to investors and which derives its cash flow from a pool of underlying mortgages. Certain of the senior classes of the REMIC are sold, and an interest only strip and a subordinated residual class are retained by the Company. The subordinated residual class is in the form of residual certificates which are classified as residual interest securities. The documents governing the Company's securitizations require the Company to establish initial over-collateralization or build over-collateralization levels through retention of distributions by the REMIC trust otherwise payable to the Company as the residual interest holder. This over-collateralization causes the

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

aggregate principal amount of the loans in the related pool and/or cash reserves to exceed the aggregate principal balance of the outstanding investor certificates. Such excess amounts serve as credit enhancement for the related REMIC trust. To the extent that borrowers default on the payment of principal or interest on the loans, losses will reduce the over-collateralization and cash flows otherwise payable to the residual interest security holder to the extent that funds are available. If payment defaults exceed the amount of over-collateralization, as applicable, the insurance policy maintained by the related REMIC trust will pay any further losses experienced by holders of the senior interests in the related REMIC trust. The Company does not have any recourse obligations for credit losses in the REMIC trust.

     In fiscal 1997, the Company completed two non-monoline securitizations of a total of five securitizations completed during fiscal 1997. The Company also completed two owner's trust securitizations, and a combined REMIC and grantor trust securitization in fiscal 1997.

     The two transactions, completed in June and August 1997, were accomplished on a senior subordinated basis without insurance as a credit enhancement and were generally collateralized by conventional home improvement and debt consolidation mortgage loans with typically high loan-to-value ratios. The other three insured securitization transactions were collateralized by a combination of Title I and Conventional Loans. The two owner's trust securitizations were completed in March and May 1997. These securitizations were comprised of Title I and Conventional Loans. The REMIC/grantor trust securitization, completed in December 1996, placed all secured Title I Loans and those Conventional Loans which qualified with a loan-to-value ratio of 125% or less, into the REMIC pool, and the grantor trust pool was comprised of unsecured Title I Loans and other Conventional Loans which did not qualify for the REMIC pool.

     Pursuant to these securitizations, various classes of home loan asset-backed notes and certificates were issued and sold in public offerings. The Company has received residual interest securities, contractual rights, and in certain of the transactions, also received interest only strip securities, all of which were recorded as mortgage related securities on the Statements of Financial Condition. The residual interest securities and the contractual rights represent the excess differential (after payment of any servicing, interest and other fees, and the contractual obligations payable to the note and certificate holders) between the interest paid by the obligors of the sold loans and the yield on the sold notes, certificates, and interest only strip securities. Also, from the two securitizations completed in fiscal 1996 and the first two securitizations completed in fiscal 1997, the Company has also received interest only strip securities. These interest only strip securities yield annual rates between 0.45% and 1.00% calculated on the principal balance of loans not in default. The Company may be required to repurchase loans that do not conform to the representations and warranties made by the Company in the securitization agreements and as servicer, may be required to advance interest in connection with the securitizations.

     The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") on September 1, 1995. There was no cumulative financial statement impact as a result of adopting SFAS 115.

     In accordance with the provisions of SFAS 115, the Company classifies residual interest securities and interest only securities as trading securities which are recorded at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. Valuations at origination and at each reporting period are based on discounted cash flow analyses. The cash flows are estimated as the excess of the weighted-average coupon on each pool of loans securitized over the sum of the pass-through interest rate, servicing fees, a trustee fee, an insurance fee and an estimate of annual future credit losses, net of Federal Housing Administration ("FHA") insurance recoveries, related to the loans securitized, over the life of the loans. These cash flows are projected over the life of the loans using prepayment, default, and loss assumptions that the Company believes market participants would use for similar financial instruments and are discounted using an interest rate that the Company believes a purchaser unrelated to the seller of such a financial

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

instrument would require. During fiscal 1995, 1996 and 1997, the Company generally utilized annual prepayment assumptions ranging from 1% to 15%, annual estimated loss factor assumptions of up to 1.75%, and annual weighted-average discount rates of 12% for Title I and Conventional Loans. The valuation includes consideration of characteristics of the loans including loan type and size, interest rate, origination date, and term. The Company also uses other available information such as externally prepared reports on prepayment rates and industry default rates of the type of loan portfolio under review. To the Company's knowledge, there is no active market for the sale of these mortgage related securities. The range of values attributable to the factors used in determining fair value is broad. Although the Company believes that it has made reasonable estimates of the fair value of the mortgage related securities, the rate of prepayments and default rates utilized are estimates, and actual experience may vary.

     In accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as later described in this footnote, existing and future excess servicing rights have been measured at fair market value and have been reclassified, as of January 1, 1997, as interest only receivables and carried as mortgage related securities and accounted for in accordance with SFAS 115.

     Revenue Recognition-Gain on Sale of Loans -- Gain on sale of loans includes the gain on sale of mortgage related securities and the gain on sale of loans held for sale. In accordance with Emerging Issues Task Force ("EITF") Issue No. 88-11, the gain on sale of mortgage related securities is determined by an allocation of the cost of the securities based on the relative fair value of the securities sold and the securities retained. In sales of loans through securitization transactions, the Company retains residual interest securities and may retain interest only strip securities. The fair value of the interest only strip securities and residual interest securities is the present value of the estimated cash flow to be received after considering the effects of estimated prepayments and credit losses. The interest only strip securities and residual interest securities are included in mortgage related securities on the Company's Statements of Financial Condition.

     In discounting cash flows related to loan sales, the Company defers servicing income at annual rates of 1% to 1.25% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. The cash flows were discounted to present value using discount rates which approximated 12% for each of the years ended August 31, 1995, 1996 and 1997. The Company has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers.

     In determining expected cash flows, management considers economic conditions at the date of sale. In subsequent periods, these estimates may be revised as necessary using the original discount rate, and any losses arising from prepayment and loss experience will be recognized as realized.

     Mortgage Servicing Rights -- At August 31, 1995, effective September 1, 1994, the Company adopted the provisions of SFAS No. 122 "Accounting for Mortgage Servicing Rights -- an amendment of SFAS No. 65" ("SFAS 122") which requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others however those servicing rights are acquired. The effect of adopting SFAS 122 on the Company's financial statements was to increase income before income taxes by $1.1 million for the year ended August 31, 1995. The fair value of capitalized mortgage servicing rights is estimated by calculating the present value of expected net cash flows from mortgage servicing rights using assumptions the Company believes market participants would use in their estimates of future servicing income and expense, including assumptions about prepayment, default and interest rates. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The estimate of fair value was based on a 100, 125 and 100 basis points per annum, respectively, servicing fee reduced by estimated costs of servicing for the years ended August 31, 1995, 1996 and 1997. The estimated net cash flow from servicing utilized a discount rate of 12% for all three years. At August 31, 1995, 1996 and 1997, the book value of mortgage servicing rights approximated fair value. The Company periodically reviews mortgage servicing rights to determine impairment. This review is performed on a disaggregated basis, based upon loan type and date of

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

origination. Impairment is recognized in a valuation allowance for each pool in the period of impairment. The Company has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers. Effective January 1, 1997, the Company prospectively adopted SFAS 125 (as defined below) which supersedes SFAS 122.

     Allowance for Credit Losses -- Provision for credit losses relating to unsold loans is recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from liquidation of outstanding loans. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated.

     Property and Equipment -- Property and equipment is stated at cost and is depreciated over its estimated useful life (generally five years) using the straight-line method. Costs of maintenance and repairs that do not improve or extend the life of the respective assets are recorded as expense.

     Organizational Costs -- Organizational costs associated with the organization of the operations of the Company, which commenced loan originations on March 1, 1994, are being amortized over a five year period. These organizational costs are comprised of costs to incorporate, legal, accounting and other professional fees associated with the organization of the Company. Such amortization is included in depreciation and amortization expense on the Statements of Operations. Accumulated amortization related to organizational costs was $289,000, $482,000 and $675,000 during the years ended August 31, 1995, 1996 and 1997, respectively.

     Loan Origination Costs and Fees -- Loan origination costs and fees including non-refundable loan origination fees and incremental direct costs associated with loan originations are deferred and amortized over the lives of the loans. Unamortized loan origination costs and fees are recorded as expense or income upon the sale of the related loans.

     Allowance for Credit Losses on Loans Sold with Recourse -- Recourse to the Company on sales of loans is governed by the agreements between the purchasers and the Company. The allowance for credit losses on loans sold with recourse represents the Company's estimate of the fair value of its future credit losses to be incurred over the lives of the loans, considering estimated future FHA insurance recoveries on Title I Loans. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations or on whole loan sales with servicing released, as the Company has no recourse obligation for credit losses under those securitization agreements or whole loan sale agreements and estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its residual interest securities. Proceeds from the sale of loans with recourse provisions were $85.0 million, $118.1 million and $415.5 million during the years ended August 31, 1995, 1996 and 1997, respectively.

     Interest Income -- Interest income is recorded as earned. Interest income represents the interest earned on loans held for sale during the period prior to their securitization or other sale, mortgage related securities, and short term investments. In accordance with EITF Issue No. 89-4, the Company computes an effective yield based on the carrying amount of each mortgage related security and its estimated future cash flow. This yield is then used to accrue interest income on the mortgage related security.

     During the period that a Title I Loan is 30 days through 270 days delinquent, the Company accrues interest at the HUD guaranteed rate of 7% in lieu of the contractual rate of the loan. When a Title I Loan becomes over 270 days contractually delinquent, it is placed on non-accrual status and interest is recognized only as cash is received. Interest income on Conventional Loans greater than 90 days delinquent is generally recognized on a cash basis.

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

     Loan Servicing Income -- Fees for servicing loans originated or acquired by the Company and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such loans and are recognized when earned. Interest received on loans sold, less amounts paid to investors, is reported as loan servicing income. Capitalized mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income. Late charges and other miscellaneous income are recognized when collected. Costs to service loans are recorded to expense as incurred.

     Income Taxes -- The Company has filed consolidated federal income tax returns with its parent, Mego Financial. Income taxes for the Company are provided for on a separate return basis. As part of a tax sharing arrangement, the Company has recorded a liability to Mego Financial for federal income taxes applied to the Company's financial statement income after giving consideration to applicable income tax law and statutory rates. The Company accounts for taxes under SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires an asset and liability approach. For periods after September 2, 1997, (after the Spin-off), the Company will file separate consolidated federal income tax returns.

     The provision for income taxes includes deferred income taxes, which result from reporting items of income and expense for financial statement purposes in different accounting periods than for income tax purposes. The Company also provides for state income taxes at the rate of 6% of income before income taxes.

     Recently Issued Accounting Standards -- The Financial Accounting Standards Board (the "FASB") has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 was effective for fiscal years beginning after December 15, 1995. There was no material effect upon adoption on results of operations or financial condition at August 31, 1997.

     At August 31, 1995, effective September 1, 1994, the Company adopted SFAS 122, which requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. The effect of adopting SFAS 122 on the Company's financial statements was to increase income before income taxes by $1.1 million for the year ended August 31, 1995. The fair value of capitalized mortgage servicing rights was estimated by taking the present value of expected net cash flows from mortgage servicing using assumptions the Company believes market participants would use in their estimates of future servicing income and expense, including assumptions about prepayment, default and interest rates. Capitalized mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The estimate of fair value was based on a 100 basis points per year servicing fee, reduced by estimated costs of servicing, and using a discount rate of 12%. The Company has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the stock. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS 123 is effective for fiscal years beginning after December 15, 1995. However, effective August 20, 1997, the Company converted all outstanding employee stock options to stock appreciation rights ("SARs") which resulted in additional compensation expense of $220,000; therefore, disclosure under SFAS 123 is not applicable. The Company has elected to continue to apply the provisions of

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", and will provide pro forma disclosure for SFAS 123 if applicable. See Note 17.

     SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") was issued by the FASB in June 1996 and supersedes SFAS 122, effective January 1, 1997. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and
(b) assessment for asset impairment or increased obligation based on their fair values. The statement requires the Company's excess servicing rights be measured at fair market value and be reclassified as interest only receivables, carried as mortgage related securities, and accounted for in accordance with SFAS 115. As required by the statement, the Company adopted the new requirements effective January 1, 1997, and applied them prospectively. The statement had no material impact on the financial statements of the Company. The book value of the Company's mortgage related securities approximates fair value.

     The following table reflects the components of mortgage related securities as required by SFAS 125 as follows:

                                                                       AUGUST 31,
                                                                  --------------------
                                                                   1996         1997
                                                                  -------     --------
                                                                     (THOUSANDS OF
                                                                        DOLLARS)
        Interest only strip securities..........................  $ 4,602     $  6,398
        Residual interest securities............................   18,342       84,597
        Interest only receivables (formerly excess servicing
          rights)...............................................       --       15,304
                                                                  -------     --------
                  Total mortgage related securities.............  $22,944     $106,299
                                                                  =======     ========

     All mortgage related securities are classified as trading securities and are recorded at their estimated fair values. Changes in the estimated fair values are recorded in current operations.

     The FASB issued SFAS No. 128, "Earnings per Share" ("SFAS 128") in March 1997, effective for financial statements issued after December 15, 1997. The statement provides simplified standards for the computation and presentation of earnings per share ("EPS"), making EPS comparable to international standards. SFAS 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under APB Opinion No. 15.

     Basic EPS excludes dilution from Common Stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from Common Stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation.

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

     Data utilized in calculating pro forma earnings per share under the SFAS 128 statement are as follows:

                                                            FOR THE YEARS ENDED AUGUST 31,
                                                      -------------------------------------------
                                                         1995            1996            1997
                                                      -----------     -----------     -----------
BASIC:
  Net income........................................  $ 3,642,000     $ 6,920,000     $14,748,000
                                                       ==========      ==========      ==========
  Weighted-average number of common shares..........   10,000,000      10,000,000      11,802,192
                                                       ==========      ==========      ==========
DILUTED:
  Net income........................................  $ 3,642,000     $ 6,920,000     $14,748,000
                                                       ==========      ==========      ==========
  Weighted-average number of common shares and
     common share equivalents outstanding...........   10,000,000      10,000,000      11,802,192
                                                       ==========      ==========      ==========

     The following tables reconcile the net income applicable to common stockholders, basic and diluted shares, and EPS for the following periods:

                                    YEAR ENDED AUGUST 31, 1995            YEAR ENDED AUGUST 31, 1996
                                -----------------------------------   -----------------------------------
                                                          PER-SHARE                             PER-SHARE
                                  INCOME       SHARES      AMOUNT       INCOME       SHARES      AMOUNT
                                ----------   ----------   ---------   ----------   ----------   ---------
Net income....................  $3,642,000                            $6,920,000
                                ----------                             ---------
BASIC EPS
Income applicable to common
  stockholders................   3,642,000   10,000,000     $0.36      6,920,000   10,000,000     $0.69
                                             ----------     =====                  ----------     =====
Effect of dilutive securities:
  Warrants....................          --           --                       --           --
  Stock options...............          --           --                       --           --
                                ----------   ----------                ---------   ----------
DILUTED EPS
Income applicable to common
  stockholders and assumed
  conversions.................  $3,642,000   10,000,000     $0.36     $6,920,000   10,000,000     $0.69
                                ==========   ==========     =====      =========   ==========     =====

                                                                   YEAR ENDED AUGUST 31, 1997
                                                              ------------------------------------
                                                                                         PER-SHARE
                                                                INCOME        SHARES      AMOUNT
                                                              -----------   ----------   ---------
Net income..................................................  $14,748,000
                                                              -----------
BASIC EPS
Income applicable to common stockholders....................   14,748,000   11,802,192     $1.25
                                                                            ----------     =====
Effect of dilutive securities:
  Warrants..................................................           --           --
  Stock options.............................................           --           --
                                                              -----------   -----------
DILUTED EPS
Income applicable to common stockholders and assumed
  conversions...............................................  $14,748,000   11,802,192     $1.25
                                                              ===========   ===========    =====

     Stock Split -- The accompanying financial statements retroactively reflect a 1,600 for 1 stock split, an increase in authorized shares of Common Stock to 50 million and the establishment of a $.01 par value per share effective October 28, 1996.

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

     Reclassification -- Certain reclassifications have been made to conform prior years with the current year presentation.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. FAIR VALUES OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of estimated fair value information for financial instruments, whether or not recognized in the Statements of Financial Condition. Fair values are based upon estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments at August 31, 1996 and 1997 are set forth below:

                                                    AUGUST 31, 1996                 AUGUST 31, 1997
                                              ---------------------------     ---------------------------
                                              CARRYING     ESTIMATED FAIR     CARRYING     ESTIMATED FAIR
                                               VALUE           VALUE           VALUE           VALUE
                                              --------     --------------     --------     --------------
                                                                (THOUSANDS OF DOLLARS)
FINANCIAL ASSETS:
  Cash and cash equivalents(a)..............  $    443        $    443        $  6,104        $  6,104
  Loans held for sale, net(b)...............     4,610           5,371           9,523          11,414
  Mortgage related securities(c)............    22,944          22,944         106,299         106,299
  Excess servicing rights(c)................    12,121          12,121              --              --
  Mortgage servicing rights(c)..............     3,827           3,827           9,507           9,507
FINANCIAL LIABILITIES:
  Notes and contracts payable(d)............    14,197          14,197          35,572          35,572
  Subordinated debt(a)......................        --              --          40,000          40,000

---------------

(a) Carrying value was used as the estimate of fair value.

(b) Since it is the Company's business to sell loans it originates, the fair value was estimated by using outstanding commitments from investors adjusted for non-qualified loans and the collateral securing such loans.

(c) The fair value was estimated by discounting future cash flows of the instruments using discount rates, default, loss and prepayment assumptions based upon available market data, opinions from investment bankers and portfolio experience.

(d) Notes payable generally are adjustable rate, indexed to the prime rate; therefore, carrying value approximates fair value. Contracts payable represent capitalized equipment leases with a weighted-

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

    average interest rate of 9.48%, at August 31, 1996 and 9.32% at August 31, 1997, which approximates fair value.

     At August 31, 1996 and 1997, the Company had $59.6 million and $190.5 million, respectively, in outstanding commitments to originate and purchase loans. A fair value of the commitments was estimated at $6.8 million at August 31, 1996 and $14.9 million at August 31, 1997 by calculating a theoretical gain or loss on the sale of a funded loan adjusted for an estimate of loan commitments not expected to fund, considering the difference between investor yield requirements and the committed loan rates. The estimated fair value is not necessarily representative of the actual gain to be recorded on such loan sales in the future.

     In the first quarter of fiscal 1997, the Company entered into an agreement with a financial institution, providing for the purchase of up to $2.0 billion of loans over a 5 year period. At August 31, 1997, $1.5 billion of loans remained to be purchased under this commitment and the estimated fair value of such commitment was $308.5 million by calculating a theoretical gain or loss on the sale of a funded loan adjusted for an estimate of loan commitments not expected to fund, considering the difference between investor yield requirements and the committed loan rates. The estimated fair value is not necessarily representative of the actual gain to be recorded on such loan sales in the future. Pursuant to the agreement, Mego Financial issued to the financial institution four-year warrants to purchase 1 million shares of Mego Financial's common stock at an exercise price of $7.125 per share. The value of the warrants of $3.0 million plus a $150,000 fee (0.15% of the commitment amount) as of the commitment date (the "Warrant Value"), are being amortized as the commitment for the purchase of loans is utilized. The Company has agreed to pay Mego Financial the value of the warrants. At August 31, 1997, $2.3 million remained outstanding as a prepaid commitment fee.

     The fair value estimates made at August 31, 1996 and 1997 were based upon pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from the sale of the entire portion of the financial instruments. Because no market exists for a substantial portion of the financial instruments, fair value estimates may be based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The Company had no other off-balance sheet instruments at August 31, 1996 and 1997.

     Fair value estimates are based upon existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For instance, the Company has certain fee-generating business lines (e.g., its loan servicing operations) that were not considered in these estimates since these activities are not financial instruments. In addition, the tax implications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

4. CONCENTRATIONS OF RISK

     Availability of Funding Source -- The Company funds substantially all of the loans which it originates or purchases with borrowings through its financing facilities and internally generated funds, as well as public and private sales of debt and equity securities. These borrowings are in turn repaid with the proceeds received by the Company from selling such loans through loan sales or securitizations. Any failure to renew or obtain adequate financing under its financing facilities, or other borrowings, or any substantial reduction in the size of or pricing in the markets for the Company's loans, could have a material adverse effect on the Company's operations. To the extent that the Company is not successful in maintaining or replacing existing financings, it

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

would have to curtail its loan production activities or sell loans earlier than is optimal, thereby having a material adverse effect on the Company's results of operations and financial condition.

     Dependence on Securitizations -- In 1996 and 1997, the Company pooled and sold through securitizations an increasing percentage of the loans that it originated. The Company derives a significant portion of its income by recognizing gains on sale of loans through securitizations which are due in part to the fair value, recorded at the time of sale, of residual interests and interest only securities retained. Adverse changes in the securitization market could impair the Company's ability to sell loans through securitizations on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's results of operations and financial condition.

     The Company has relied on credit enhancement and over-collateralization to generally achieve the "AAA/Aaa" rating for the senior interests in its securitizations. The credit enhancement has generally been in the form of an insurance policy issued by an insurance company insuring the timely repayment of senior interests in each of the trusts. The Company's last two securitizations were completed without the requirement of an insurance policy. There can be no assurance that the Company will be able to obtain credit enhancement in any form from the current insurer or any other provider of credit enhancement on acceptable terms or that future securitizations will be similarly rated. A downgrading of the insurer's credit rating or its withdrawal of credit enhancement could have a material adverse effect on the Company's results of operations and financial condition.

     Geographic Concentrations -- The Company's servicing portfolio and loans sold with recourse are geographically diversified within the United States. The Company services mortgage loans in all 50 states and the District of Columbia. At August 31, 1996, 36% of the dollar value of loans serviced had been originated in California, and 13% in Florida. At August 31, 1997, 26% of the dollar value of loans serviced had been originated in California and 15% in Florida. No other state accounted for more than 10% of the servicing portfolio for either period. The risk inherent in such concentrations is dependent upon regional and general economic stability which affects property values and the financial stability of the borrowers.

     Credit Risk -- The Company is exposed to on-balance sheet credit risk related to its loans held for sale and mortgage related securities. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate and loans sold under recourse provisions. The outstanding balance of loans sold with recourse provisions totaled $88.6 million, $81.5 million and $88.2 million at August 31, 1995, 1996 and 1997, respectively.

     Off-Balance Sheet Activities -- These financial instruments consist of commitments to extend credit to borrowers and commitments to purchase loans from others. As of August 31, 1995, 1996 and 1997, the Company had outstanding commitments to extend credit or purchase loans in the amounts of $53.4 million, $59.6 million and $190.5 million, respectively. These commitments do not represent the expected total cash outlay of the Company, as historically only 40% of these commitments result in loan originations or purchases. The prospective borrower or seller is under no obligation as a result of the Company's commitment. The Company's credit and interest rate risk is therefore limited to those commitments which result in loan originations and purchases. The commitments are made for a specified fixed rate of interest, therefore the Company is exposed to interest rate risk, to the extent changes in market interest rates change prior to the origination and prior to the sale of the loan.

     Additionally, in the first quarter of fiscal 1997, the Company entered into an agreement with a financial institution, providing for the purchase of up to $2.0 billion of loans over a 5 year period. At August 31, 1997, $1.5 billion of loans remained to be purchased from the Company under this commitment.

     Interest Rate Risk -- The Company's profitability is in part determined by the difference, or "spread," between the effective rate of interest received on the loans originated or purchased by the Company and the

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

interest rates payable under its financing facilities during the warehousing period and yield required by investors on loan sales and securitizations. The spread can be adversely affected after a loan is originated or purchased and while it is held during the warehousing period by increases in the interest rate demanded by investors in securitizations or sales. In addition, because the loans originated and purchased by the Company have fixed rates, the Company bears the risk of narrowing spreads because of interest rate increases during the period from the date the loans are originated or purchased until the closing of the sale or securitization of such loans. Additionally, the fair value of mortgage related securities, mortgage servicing rights and excess servicing rights owned by the Company may be adversely affected by changes in the interest rate environment which could effect the discount rate and prepayment assumptions used to value the assets. Any such adverse change in assumptions could have a material adverse effect on the Company's results of operations and financial condition.

5. LOANS HELD FOR SALE, ALLOWANCE FOR CREDIT LOSSES, LOAN ORIGINATIONS, AND LOANS SERVICED

     Loans held for sale, net of allowance for credit losses, consist of the following:

                                                                       AUGUST 31,
                                                                   -------------------
                                                                    1996         1997
                                                                   ------       ------
                                                                      (THOUSANDS OF
                                                                        DOLLARS)
        Loans held for sale......................................  $4,699       $9,345
        Deferred loan fees.......................................       6          278
        Less allowance for credit losses.........................     (95)        (100)
                                                                   ------       ------
          Total..................................................  $4,610       $9,523
                                                                   ======       ======

     The Company recognizes revenue from the gain on sale of loans, unrealized gain on mortgage related securities, interest income and loan servicing income. Interest income, net, represents the interest received on loans in the Company's portfolio prior to their sale, net of interest paid under its debt agreements. Net loan servicing income represents servicing fee income and other ancillary fees received for servicing loans less the amortization of capitalized mortgage servicing rights and excess servicing rights through January 1, 1997, which was the date of adoption of SFAS 125. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and excess servicing rights were amortized in proportion to and over the estimated lives of the loans.

     The Company primarily sells loans through securitizations, and also sells whole loans to third party purchasers. Certain of the regular interests of the related securitizations are sold, with the interest only and residual interest securities retained by the Company. The Company sells its loans through whole loan sales to third party purchasers, generally retaining the right to service the loans and to receive any amounts in excess of the guaranteed yield to the purchasers. The Company also sells its loans through whole loan sales to third party purchasers on a servicing released basis pursuant to which the Company receives a cash premium.

     The Company provides an allowance for credit losses, in an amount which in the Company's judgment will be adequate to absorb losses after FHA insurance recoveries on the Title I Loans, that may become uncollectible. The Company's judgment in determining the adequacy of this allowance is based on its continual review of its portfolio of loans which utilizes historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, current and future economic conditions which may affect the obligors' ability to pay and

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

overall portfolio quality. Changes in the allowance for credit losses and the allowance for credit losses on loans sold with recourse consist of the following:

                                                                   FOR THE YEARS ENDED AUGUST
                                                                               31,
                                                                  -----------------------------
                                                                  1995      1996         1997
                                                                  ----     -------     --------
                                                                     (THOUSANDS OF DOLLARS)
Balance at beginning of year....................................  $ 96     $   960     $  1,015
Provision for credit losses.....................................   864       1,510       23,048
Reductions to the provision due to securitizations or loans sold
  without recourse..............................................    --      (1,455)     (16,748)
Reductions due to charges to allowance for credit losses........    --          --         (201)
                                                                  ----     -------     --------
Balance at end of year..........................................  $960     $ 1,015     $  7,114
                                                                  ====     =======     ========
Allowance for credit losses.....................................  $ 74     $    95     $    100
Allowance for credit losses on loans sold with recourse.........   886         920        7,014
                                                                  ----     -------     --------
          Total.................................................  $960     $ 1,015     $  7,114
                                                                  ====     =======     ========

     During fiscal 1996 and 1997, $113.9 million and $398.3 million, respectively, of loans sold under recourse provisions were repurchased and securitized as further described in Note 2. Reductions to the provision due to reacquisition and securitization represent the allowance for credit losses on loans sold with recourse transferred to the cost basis of the mortgage related securities as a result of these transactions.

     Loans serviced and originated consist of the following:

                                                                              AUGUST 31,
                                                                         ---------------------
                                                                           1996         1997
                                                                         --------     --------
                                                                             (THOUSANDS OF
                                                                               DOLLARS)
Amount of Title I Loan originations....................................  $127,785     $ 98,085
Amount of Conventional Loan originations...............................    11,582      428,832
                                                                         --------     --------
          Total........................................................  $139,367     $526,917
                                                                         ========     ========
Loans serviced (including notes securitized, sold to investors, and held for sale):
  Title I..............................................................  $202,766     $255,446
  Conventional.........................................................    11,423      372,622
                                                                         --------     --------
          Total........................................................  $214,189     $628,068
                                                                         ========     ========

6. MORTGAGE RELATED SECURITIES

     Mortgage related securities consist of interest only strips and residual interest certificates of FHA Title I and Conventional Loan asset-backed securities collateralized by loans originated, purchased and serviced by the Company.

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

     Mortgage related securities are classified as trading securities and are recorded at estimated fair value. Changes in the estimated fair value are recorded in current operations. Mortgage related securities consist of the following as required by SFAS 125:

                                                                       AUGUST 31,
                                                                  --------------------
                                                                   1996         1997
                                                                  -------     --------
                                                                     (THOUSANDS OF
                                                                        DOLLARS)
        Interest only strip securities..........................  $ 4,602     $  6,398
        Residual interest securities............................   18,342       84,597
        Interest only receivables (formerly excess servicing
          rights)...............................................       --       15,304
                                                                  -------     --------
                  Total.........................................  $22,944     $106,299
                                                                  =======     ========

     Activity in mortgage related securities consist of the following:

                                                                  FOR THE YEARS ENDED
                                                                       AUGUST 31,
                                                                  --------------------
                                                                   1996         1997
                                                                  -------     --------
                                                                     (THOUSANDS OF
                                                                        DOLLARS)
        Balance at beginning of year............................  $    --     $ 22,944
        Additions due to securitizations, at cost...............   20,096       61,100
        Net unrealized gain.....................................    2,697        3,518
        Accretion of residual interest..........................      243        4,796
        Net transfers from excess servicing rights..............       --       15,052
        Principal reductions....................................      (92)      (1,111)
                                                                  -------     --------
        Balance at end of year..................................  $22,944     $106,299
                                                                  =======     ========

     The Company had no mortgage related securities at August 31, 1995.

7. EXCESS SERVICING RIGHTS

     Activity in excess servicing rights consist of the following:

                                                            FOR THE YEARS ENDED AUGUST 31,
                                                           --------------------------------
                                                            1995        1996         1997
                                                           -------     -------     --------
                                                                (THOUSANDS OF DOLLARS)
    Balance at beginning of year.........................  $   904     $14,483     $ 12,121
    Plus additions.......................................   14,098      20,563        3,887
    Less amortization....................................     (519)     (2,144)        (956)
    Less amounts related to loans repurchased,
      securitized and transferred to mortgage related
      securities.........................................       --     (20,781)     (15,052)
                                                           -------     -------     --------
    Balance at end of year...............................  $14,483     $12,121     $     --
                                                           =======     =======     ========

     As of August 31, 1995, 1996 and 1997, excess servicing rights, which are reported as mortgage related securities in the Company's Statements of Financial Condition, consisted of excess cash flows on serviced loans totaling $88.6 million, $81.5 million and $88.2 million, yielding weighted-average interest rates of 13.3%, 12.8% and 12.5% and net of normal servicing and pass-through fees with weighted-average pass-through yields to the investor of 8.4%, 8.1% and 8.8%, respectively. These loans were sold under recourse provisions as described in Note 2.

     During fiscal 1996 and 1997, $113.9 million and $398.3 million, respectively, of loans sold were repurchased and securitized as further described in Note 2. Excess servicing rights related to the loans

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

repurchased and securitized of $20.8 million and $71.9 million, respectively, were transferred to the cost basis of the mortgage related securities as a result of these transactions at August 31, 1996 and 1997.

     Of the Title I Loans sold in the year ended August 31, 1995, $56.9 million of such loans were sold to a purchaser, in a series of sales commencing on April 21, 1995, under a continuing sales agreement which provides for the yield to the purchaser to be adjusted monthly to a rate equal to 200 basis points (2%) per annum over the one-month London Interbank Offered Rate. During 1996 and 1997 Title I and Conventional Loans were sold subject to this agreement. ("LIBOR"). LIBOR was 5.875% per annum at August 31, 1996 and 5.688% per annum at August 31, 1997. The principal balance of Title I and Conventional Loans subject to the LIBOR adjustment was $29.3 million at August 31, 1996 and $48.6 million at August 31, 1997. The effect of an increase or decrease in LIBOR of 100 basis points (1%) applied to those loans would be a decrease or increase, respectively, to the Company's future pre-tax income of approximately $956,000 at August 31, 1996 and $1.9 million at August 31, 1997.

8. MORTGAGE SERVICING RIGHTS

     Activity in mortgage servicing rights consist of the following:

                                                                FOR THE YEARS ENDED AUGUST
                                                                           31,
                                                               ----------------------------
                                                                1995       1996       1997
                                                               ------     ------     ------
                                                                  (THOUSANDS OF DOLLARS)
    Balance at beginning of year.............................  $   --     $1,076     $3,827
    Plus additions...........................................   1,176      3,306      7,184
    Less amortization and reductions.........................    (100)      (555)    (1,504)
                                                               ------     ------     -------
    Balance at end of year...................................  $1,076     $3,827     $9,507
                                                               ======     ======     =======

     The Company had no valuation allowance for mortgage servicing rights during fiscal 1995, 1996 or 1997, as the cost basis of mortgage servicing rights approximated fair value.

     The pooling and servicing agreements relating to the securitization transactions contain provisions with respect to the maximum permitted loan delinquency rates and loan default rates, which, if exceeded, would allow the termination of the Company's right to service the related loans. At August 31, 1997, the default rates on the March 1996 and August 1996 securitization pooling and servicing agreements exceeded the permitted level. The mortgage servicing rights for these agreements were approximately $2.4 million at August 31, 1997. In the event of such termination, there would be an adverse effect on the valuation of the Company's mortgage servicing rights.

 9. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                        AUGUST 31,
                                                                     -----------------
                                                                      1996       1997
                                                                     ------     ------
                                                                       (THOUSANDS OF
                                                                         DOLLARS)
        Office equipment and furnishings...........................  $  640     $1,702
        EDP equipment..............................................     470        948
        Building improvements......................................      --        144
        Vehicles...................................................      34         34
                                                                     ------     ------
                                                                      1,144      2,828
        Less accumulated depreciation..............................    (279)      (675)
                                                                     ------     ------
                  Total............................................  $  865     $2,153
                                                                     ======     ======

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

10. OTHER ASSETS

     Other assets consist of the following:

                                                                        AUGUST 31,
                                                                     -----------------
                                                                      1996       1997
                                                                     ------     ------
                                                                       (THOUSANDS OF
                                                                         DOLLARS)
        Accrued income from securitizations........................  $  203     $  537
        Software costs, net of amortization (See Note 16)..........     154         92
        Deposits and impounds......................................      99         80
        Other......................................................     109         86
                                                                     ------     ------
          Total....................................................  $  565     $  795
                                                                     ======     ======

11. NOTES AND CONTRACTS PAYABLE

     Notes and contracts payable consist of the following:

                                                                       AUGUST 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
                                                                      (THOUSANDS OF
                                                                        DOLLARS)
        Note payable -- warehouse line of credit.................  $ 3,265     $ 8,500
        Note payable -- revolving line of credit.................   10,000      24,976
        Other....................................................      932       2,096
                                                                   -------     -------
                  Total..........................................  $14,197     $35,572
                                                                   =======     =======

     Loan originations are initially funded principally through the Company's new $40.0 million warehouse line of credit that was executed in June 1997 and increased to $65.0 million in October 1997, which replaces a previous $20.0 million warehouse line of credit. At August 31, 1997, $8.5 million was outstanding under this new warehouse line of credit. In excess of 98.5% of the aggregate loans originated by the Company through August 31, 1997 had been sold. Net cash used in the Company's operating activities was funded primarily from the reinvestment of proceeds from the sale of loans in the secondary market totaling approximately $522.0 million during fiscal 1997. The loan sale transactions generally required the subordination of certain cash flows payable to the Company to the payment of scheduled principal and interest due to the loan purchasers. In connection with certain of such sale transactions, a portion of amounts payable to the Company from the excess interest spread is required to be maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the reserve account until a specified percentage of the principal balances of the sold loans is accumulated therein. The excess interest required to be deposited and maintained in the respective reserve accounts is not available to support the cash flow requirements of the Company. At August 31, 1997, amounts on deposit in such reserve accounts totaled $6.9 million.

     The new $40.0 million warehouse line of credit was increased effective October 17, 1997 to $65.0 million, bears interest at the lower of the one-month LIBOR + 1.50% or the Federal Funds rate plus 0.25%, expires June 15, 1998, and is secured by loans prior to sale. The agreement requires the Company to maintain adjusted minimum tangible net worth of $65.0 million plus 50% of the Company's cumulative net income since November 30, 1996, plus all net proceeds received by the Company through the sale or issuance of stock or additional subordinated notes. At August 31, 1997, the adjusted tangible net worth as defined in the agreement was $88.1 million, and the required minimum adjusted tangible net worth at that date was $71.1 million. Additionally, the following material covenant restrictions exist: i) the ratio of total liabilities (not including subordinated notes) divided by adjusted tangible net worth (including subordinated notes) cannot exceed 3:1, and ii) total liabilities must be less than the aggregate of 100% of cash plus 93% of loans

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

held for sale plus 55% of restricted cash and mortgage related securities. At August 31, 1997, the ratio of total liabilities to adjusted tangible net worth was 0.69:1 and total liabilities were $61.1 million, which was $16.1 million under the maximum amount allowed.

     In April 1997, the Company entered into a pledge and security agreement with another financial institution for an $11.0 million revolving credit facility. The amount which can be borrowed under the agreement was increased to $15.0 million in June 1997 and $25.0 million in July 1997. This facility is secured by a pledge of certain of the Company's interest only and residual class certificates relating to securitizations carried as mortgage related securities on the Company's Statements of Financial Condition, payable to the Company pursuant to its securitization agreements. A portion of the loans under the credit line agreement bears interest at one-month LIBOR + 3.5%, expiring one year from the initial advance, and requires the Company to maintain a minimum net worth requirement of the greater of $35.0 million, or 80% of net worth, following fiscal year end 1997. The portion of the credit line agreement applicable to a repurchase agreement secured by insured interest only certificates is at one-month LIBOR + 2.0%. At August 31, 1997, the required net worth was $35.0 million and the Company's actual net worth was $53.1 million. Additionally, the agreement requires the Company to maintain a debt-to-net-worth ratio not to exceed 2.5:1. At August 31, 1997, the ratio was 1.74:1.

     Certain material covenant restrictions exist in the Indenture governing the Notes. These covenants include limitations on the Company's ability to incur indebtedness, grant liens on its assets and to enter into extraordinary corporate transactions. The Company may not incur indebtedness if, on the date of such incurrence and after giving effect thereto, the Consolidated Leverage Ratio would exceed 2:1, subject to certain exceptions. At August 31, 1997, the Consolidated Leverage Ratio was 1.65:1. The Consolidated Leverage Ratio is the ratio of (i) total debt, including subordinated debt, but excluding the Permitted Warehouse Indebtedness (as defined below), accounts payable outstanding less than 60 days, and the tax sharing payable to Mego Financial by the Company, to (ii) the consolidated net worth of the Company. The Permitted Warehouse Indebtedness generally is the outstanding amount under the warehouse line of credit agreement. At August 31, 1997, this ratio was 0.06:1. In addition, an increasing amount of the Company's mortgage related securities are required to remain unpledged. At August 31, 1997, that requirement was $39.9 million, and at that date $60.9 million of mortgage related securities were pledged, and $45.4 million of mortgage related securities were unpledged. See
Note 18.

     At August 31, 1996 and 1997, contracts payable consisted of $932,000 and $2.1 million, respectively, in obligations under lease purchase arrangements secured by property and equipment, bearing a weighted-average interest rate of 9.32% at August 31, 1997.

     Scheduled maturities of the Company's contracts payable of $2.1 million at August 31, 1997 are as follows:

                FOR THE YEARS ENDED AUGUST 31,
           ----------------------------------------
TOTAL      1998     1999     2000     2001     2002
------     ----     ----     ----     ----     ----
                    (THOUSANDS OF DOLLARS)
$2,096     $554     $536     $522     $413     $71

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

12. INCOME TAXES

     As described in Note 2, prior to the Spin-off, the Company recorded a liability to Mego Financial for federal income taxes at the statutory rate (currently 34%). State income taxes are computed at the appropriate state rate (6%) net of any available operating loss carryovers and are recorded as state income taxes payable. Income tax expense has been computed as follows:

                                                             FOR THE YEARS ENDED AUGUST 31,
                                                             ------------------------------
                                                              1995       1996        1997
                                                             ------     -------     -------
                                                                 (THOUSANDS OF DOLLARS)
    Income before income taxes.............................  $5,919     $11,155     $23,810
                                                             ======     =======     =======
    Federal income taxes at 34% of income..................  $2,013     $ 3,793     $ 8,095
    State income taxes, net of federal income tax
      benefit..............................................     234         442         943
    Other..................................................      30          --          24
                                                             ------     -------     -------
    Income tax expense.....................................  $2,277     $ 4,235     $ 9,062
                                                             ======     =======     =======
    Income tax expense is comprised of the following:
      Current..............................................  $2,047     $ 3,562     $12,319
      Deferred.............................................     230         673      (3,257)
                                                             ------     -------     -------
              Total........................................  $2,277     $ 4,235     $ 9,062
                                                             ======     =======     =======

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) temporary differences between the timing of revenue recognition for book purposes and income tax purposes and (c) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax (liability) asset, included in Due to Mego Financial, are as follows:

                                                                           AUGUST 31,
                                                                       -------------------
                                                                        1996         1997
                                                                       ------       ------
                                                                          (THOUSANDS OF
                                                                            DOLLARS)
    Deferred tax assets:
      Realized gain on mortgage related securities.................    $  386       $2,373
      Other........................................................        --           91
                                                                       ------       ------
                                                                          386        2,464
                                                                       ------       ------
    Deferred tax liabilities:
      Difference between book and tax carrying value of assets.....        98          110
      Unrealized gain on mortgage related securities...............     1,025           --
      Other........................................................       166           --
                                                                       ------       ------
                                                                        1,289          110
                                                                       ------       ------
              Net deferred tax (liability) asset...................    $ (903)      $2,354
                                                                       ======       ======

13. SUBORDINATED DEBT

     In November 1996, the Company consummated the IPO, pursuant to which it issued 2.3 million shares of Common Stock at $10.00 per share. Concurrently with the IPO, the Company issued the Existing Notes in the amount of $40.0 million due in 2001 in an underwritten public offering. The Company used approximately $13.9 million of the aggregate net proceeds from these offerings to repay intercompany debt due to Mego Financial and Preferred Equities Corporation ("PEC") and approximately $24.3 million to reduce the amounts outstanding under the Company's lines of credit. The balance of the net proceeds has been used to originate loans. The balance at August 31, 1997 for these notes was $40.0 million. Prepaid debt expenses

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

related to these notes were $2.4 million at August 31, 1997 and are being amortized over the term of the Existing Notes. See Note 18 for a description of subsequent subordinated debt issuance.

14. ADDITIONAL PAID-IN CAPITAL

     In 1995, Mego Financial contributed $3.0 million to the Company as additional paid-in capital. In November 1996, additional paid-in capital was increased by $20.6 million due to the sale of 2.3 million shares of Common Stock, net of issuance costs, in the IPO. See Notes 1 and 13.

15. COMMITMENTS AND CONTINGENCIES

     The Company leases an office under the terms of an operating lease that expires March 31, 1999. During fiscal 1995, 1996 and 1997, the Company's rent expense related to this lease was $154,000, $164,000 and $161,000, respectively. In April 1996, the Company executed an operating lease for its main offices in a second location which it occupied in late 1996. The 1996 lease commenced September 1, 1996 and expires August 31, 2002. The Company's rent expense related to this lease was $827,000 for the fiscal year ended August 31, 1997. Future minimum payments under these operating leases at August 31, 1997 are set forth below (thousands of dollars):

        FOR THE YEARS ENDED AUGUST 31,
        1998..............................................................    $1,080
        1999..............................................................     1,025
        2000..............................................................       942
        2001..............................................................       961
        2002..............................................................       814
                                                                              ------
                  Total...................................................    $4,822
                                                                              ======

     Additionally, in October 1997, the Company entered into a five year $986,000 equipment financing arrangement which will result in annual payments of approximately $248,000 per year.

     In the general course of business, the Company, at various times, has been named in lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the business or financial condition of the Company.

16. RELATED PARTY TRANSACTIONS

     During the years ended August 31, 1995, 1996 and 1997, PEC, a wholly-owned subsidiary of Mego Financial, provided certain services to the Company including loan servicing and collection for a cost of $232,000, $709,000 and $1.9 million, respectively. In addition, PEC provided services including executive, accounting, legal, management information, data processing, human resources, advertising and promotional materials (management services) totaling $690,000, $671,000 and $967,000, which amounts were included in general and administrative expenses for the years ended August 31, 1995, 1996 and 1997, respectively. Included in other interest expense for the years ended August 31, 1995, 1996 and 1997, are $85,000, $29,000 and $16,000, respectively, related to advances from PEC.

     During the years ended August 31, 1995, 1996 and 1997, the Company paid PEC for developing certain computer programming (see Note 10), incurring costs of $36,000, $56,000 and $0, respectively. The Company is amortizing these costs over a five year period. During fiscal 1995, 1996 and 1997, amortization of $26,000, $29,000 and $62,000, respectively, was included in expense. The Company's agreement with PEC regarding loan servicing and collection services charges the Company an annual rate of 0.5% of outstanding loans serviced by PEC calculated and paid on a monthly basis. The costs charged to the Company for management

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

services provided by PEC represent an estimate of the costs incurred by PEC which would have been incurred by the Company had it been operating as a stand alone entity.

     Management believes the allocation methodologies and contractual arrangements for services performed by PEC have been reasonable and are representative of an approximation of the expense the Company would have incurred had it operated as a stand alone entity performing such services.

     At August 31, 1995, 1996 and 1997, the Company had a non-interest bearing liability to Mego Financial of $8.5 million, $12.0 million and $9.7 million, respectively, for federal income taxes and cash advances. On August 29, 1997, the Company and Mego Financial entered into an agreement (the "Payment Agreement") with respect to the Company's repayment after the Spin-off of (i) a portion of the debt owed by the Company to Mego Financial as of May 31, 1997 aggregating approximately $3.4 million (the "May Amounts") and (ii) debt owed by the Company to Mego Financial as of August 31, 1997 in addition to the May Amounts (the "Excess Amounts"). The May Amounts consist of a portion of the debt owed by the Company to Mego Financial as of May 31, 1997 in respect of funds advanced by Mego Financial to the Company through such date, the portion of the Warrant Value amortized through such date and amounts owed under the tax allocation and indemnification agreement between Mego Financial and the Company as of such date. The Excess Amounts consist of funds advanced by Mego Financial to the Company during the period commencing June 1, 1997 and ending August 31, 1997 (the "Excess Period"), the portion of the Warrant Value amortized during the Excess Period and amounts accrued under the tax allocation and indemnification agreement during the Excess Period. Pursuant to the Payment Agreement, the Company has agreed to repay the May Amounts upon the earlier to occur of (i) the first consummation after the date of the agreement of a public or private debt or equity transaction by the Company of at least $25.0 million in amount or (ii) August 31, 1998. The Company further agreed to repay the Excess Amounts upon the earlier to occur of (i) the second consummation after the date of the agreement of a public or private debt or equity transaction by the Company of at least $25.0 million in amount or (ii) August 31, 1998. The amount of the amortization of the Warrant Value for each of the months of September, October, November and December 1997 will be payable January 31, 1998. Commencing in January 1998, the unpaid balance of the Warrant Value will continue to be amortized on a monthly basis and the amount of such amortization will be due and payable within 30 days from the end of each fiscal quarter.

     At August 31, 1996 and 1997, the Company had a non-interest bearing liability to PEC of $819,000 and $446,000, respectively, relating to charges for services to the Company. Under the Payment Agreement, Mego Financial may, but is not obligated to, make advances to PEC on behalf of the Company. Advances, if any, by Mego Financial on behalf of the Company to PEC will be due and payable within 30 days after the close of the month in which such advance was made. Under the Payment Agreement, any amount owed by the Company to Mego Financial that is not paid when due will bear interest from such due date until paid at the rate of 10.0% per annum. In October 1997, $3.9 million was paid to Mego Financial, which included the May Amounts.

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

     Activity in Due to Mego Financial consist of the following:

                                                           FOR THE YEARS ENDED AUGUST 31,
                                                         ----------------------------------
                                                          1995         1996          1997
                                                         -------      -------      --------
                                                               (THOUSANDS OF DOLLARS)
    Balance at beginning of year.......................  $    --      $ 8,453      $ 11,994
    Provision for federal income taxes.................    2,013        3,566         7,630
    Cash advances from Mego Financial..................    9,053        5,475         5,123
    Repayment of advances..............................   (2,613)      (5,500)      (15,094)
                                                         -------      -------      --------
    Balance at end of year.............................  $ 8,453      $11,994      $  9,653
                                                         =======      =======      ========
    Average balance during the year....................  $ 2,275      $11,874      $  6,876
                                                         =======      =======      ========

     The Company anticipates issuing Common Stock and subordinated debt to support its cash flow needs in the future. Although it may do so, Mego Financial is not anticipated to provide funds to the Company or guarantee its indebtedness and it has no obligation to do so.

17. STOCK OPTIONS

     In November 1996 and August 1997, the Company authorized the reservation of 925,000 and 1 million shares, respectively, of Common Stock for issuance upon the exercise of options to purchase Common Stock granted under the Company's 1996 Stock Option Plan and 1997 Stock Option Plan. Effective August 20, 1997, the Company converted all outstanding employee stock options to SARs which resulted in additional compensation expense of approximately $220,000. See Note 18.

18. SUBSEQUENT EVENTS

     In October 1997, the Company issued $40.0 million of 12.5% Senior Subordinated Notes ("Additional Notes") due in 2001 in the Private Placement which increased the aggregate principal amount of outstanding 12.5% Senior Subordinated Notes from $40.0 million to $80.0 million. The Company used the net proceeds of the Private Placement to repay $3.9 million of debt due to Mego Financial, $29.0 million to reduce the amounts outstanding under the Company's lines of credit, and to provide capital to originate and securitize loans. These Additional Notes are subject to the Indenture governing all of the Company's subordinated notes.

     The Company has entered into a registration rights agreement with Friedman, Billings, Ramsey & Co., Inc. ("Registration Rights Agreement") pursuant to which the Company agreed, for the benefit of the holders of the Additional Notes, at the Company's cost, (i) to file a registration statement (the "Exchange Offer Registration Statement") with respect to a registered offer to exchange the Additional Notes ("Exchange Offer") for notes of the Company with terms identical in all material respects to the Additional Notes ("Exchange Notes") (except that the Exchange Notes will not contain terms with respect to transfer restrictions or interest rate increases) with the Securities and Exchange Commission on or before November 28, 1997 and (ii) to use its best efforts to cause the Exchange Offer Registration Statement to be declared effective under the Securities Act on or before January 12, 1998. Promptly after the Exchange Offer Registration Statement has been declared effective, the Company will offer the Exchange Notes in exchange for surrender of the Additional Notes. The Company will keep the Exchange Offer open for not less than 30 days (or longer if required by applicable law) after the date notice of the Exchange Offer is mailed to the holders of the Additional Notes. For each Additional Note validly tendered to the Company pursuant to the Exchange Offer and not withdrawn by the holder thereof, the holder of such Notes will receive Exchange Notes having a principal amount equal to that of the tendered Additional Notes. Interest on each Exchange Note will accrue from the last interest payment date on which interest was paid on the tendered Additional

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

Notes in exchange therefor or, if no interest has been paid on such Additional Notes, from the date of its original issue.

     On October 22, 1997 the Board of Directors ("the Board") of the Company voted, subject to stockholder approval, to amend the Company's 1997 Stock Option Plan to increase the number of shares of stock reserved for issuance upon the exercise of options to purchase Common Stock granted from one million to two million shares.

     Additionally, the Board voted to repurchase all of the outstanding SARs. The SARs will be bought at $1.00 per share for those SARS previously held at $10.00 to $11.00 per share and $0.70 per share for those SARS previously held at $12.00 per share. Effective October 22, 1997, new employee stock options were granted at fair market value which was $14.75 per share on October 21, 1997 in the amount of 1,052,500 options, issued subject to stockholder approval of the 1997 Stock Option Plan. In addition to the accrued compensation expense of $220,000 recorded in fiscal 1997 (See Note 17), the Company will incur an additional $761,250 of expense, excluding payroll tax items, related to the purchase of the SARs in the first quarter of fiscal 1998.

     On August 20, 1997, the Company's Board of Directors determined to change the Company's fiscal year-end from August 31 to December 31, effective December 31, 1997 and accordingly filed a Current Report on Form 8-K on September 4, 1997. The Company intends to file a Transition Report on Form 10-K for the four month transition period ended December 31, 1997.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables reflect quarterly financial data for the Company.

                                                              FOR THE THREE MONTHS ENDED
                                                 -----------------------------------------------------
                                                 NOVEMBER 30,   FEBRUARY 29,    MAY 31,     AUGUST 31,
                                                     1995           1996          1996         1996
                                                 ------------   ------------   ----------   ----------
                                                   (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
Gain on sale of loans and mortgage related
  securities...................................   $    5,965     $     4,845   $    2,151   $    6,275
Interest income, net...........................          138              (3)         403          450
Financial income and other.....................          891             870        1,288          299
                                                  ----------      ----------   ----------   ----------
          Total revenues.......................        6,994           5,712        3,842        7,024
                                                  ----------      ----------   ----------   ----------
EXPENSES:
Operating expenses.............................        2,805           2,882        3,305        3,203
Net provision for credit losses................          297             200         (524)          82
Interest.......................................           47              31           42           47
                                                  ----------      ----------   ----------   ----------
          Total expenses.......................        3,149           3,113        2,823        3,332
                                                  ----------      ----------   ----------   ----------
Income before income taxes.....................        3,845           2,599        1,019        3,692
Income tax expense.............................        1,538           1,040          255        1,402
                                                  ----------      ----------   ----------   ----------
Net income.....................................   $    2,307     $     1,559   $      764   $    2,290
                                                  ==========      ==========   ==========   ==========
EARNINGS PER SHARE:
Primary........................................   $     0.23     $      0.16   $     0.08   $     0.23
                                                  ==========      ==========   ==========   ==========
Fully-diluted..................................   $     0.23     $      0.16   $     0.08   $     0.23
                                                  ==========      ==========   ==========   ==========
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Primary........................................   10,000,000      10,000,000   10,000,000   10,000,000
                                                  ==========      ==========   ==========   ==========
Fully-diluted..................................   10,000,000      10,000,000   10,000,000   10,000,000
                                                  ==========      ==========   ==========   ==========

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

                                                              FOR THE THREE MONTHS ENDED
                                                 -----------------------------------------------------
                                                 NOVEMBER 30,   FEBRUARY 28,    MAY 31,     AUGUST 31,
                                                     1996           1997          1997         1997
                                                 ------------   ------------   ----------   ----------
                                                   (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
Gain on sale of loans and mortgage related
  securities...................................   $    9,366     $     8,966   $   15,532   $   14,777
Interest income, net...........................          355             526        1,137        1,115
Financial income and other.....................          638             560          726        1,112
                                                  ----------      ----------   ----------   ----------
          Total revenues.......................       10,359          10,052       17,395       17,004
                                                  ----------      ----------   ----------   ----------
EXPENSES:
Operating expenses.............................        4,589           5,352        6,274        8,240
Net provision for credit losses................        1,711            (800)       4,108        1,281
Interest.......................................           47              51          122           25
                                                  ----------      ----------   ----------   ----------
          Total expenses.......................        6,347           4,603       10,504        9,546
                                                  ----------      ----------   ----------   ----------
Income before income taxes.....................        4,012           5,449        6,891        7,458
Income tax expense.............................        1,533           2,078        2,619        2,832
                                                  ----------      ----------   ----------   ----------
Net income.....................................   $    2,479     $     3,371   $    4,272   $    4,626
                                                  ==========      ==========   ==========   ==========
EARNINGS PER SHARE:
Primary........................................   $     0.24     $      0.27   $     0.35   $     0.38
                                                  ==========      ==========   ==========   ==========
Fully-diluted..................................   $     0.24     $      0.27   $     0.35   $     0.38
                                                  ==========      ==========   ==========   ==========
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Primary........................................   10,317,102      12,476,069   12,379,368   12,300,000
                                                  ==========      ==========   ==========   ==========
Fully-diluted..................................   10,319,051      12,544,291   12,379,368   12,300,000
                                                  ==========      ==========   ==========   ==========