Form 10-Q
period 1997-11-30
MEGO MORTGAGE CORP
filed 1998-01-14
CIK 1023334

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER: 0-21689

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of January 5, 1998, there were 12,300,000 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

================================================================================

                            MEGO MORTGAGE CORPORATION

                                      INDEX


                                                                                               Page
                                                                                               ----
PART I     FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements (unaudited)

           Independent Accountants' Report.....................................................  1

           Condensed Statements of Financial Condition at
           August 31, 1997 and November 30, 1997...............................................  2

           Condensed Statements of Operations for the Three Months Ended
           November 30, 1996 and 1997  ........................................................  3

           Condensed Statements of Cash Flows for the Three Months Ended
           November 30, 1996 and 1997 .........................................................  4

           Condensed Statements of Stockholders' Equity for the Three Months Ended
           November 30, 1997 ..................................................................  5

           Notes to Condensed Financial Statements.............................................  6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................................  10

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings...................................................................  22

Item 6.    Exhibits and Reports on Form 8-K....................................................  22

SIGNATURE  ....................................................................................  23

PART I  FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Mego Mortgage Corporation
Atlanta, Georgia

We have reviewed the condensed statement of financial condition of Mego Mortgage Corporation (the "Company") as of November 30, 1997, and the related condensed statements of operations, stockholders' equity and cash flows for the three-month period then ended. These condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Diego, California
January 9, 1998

                            MEGO MORTGAGE CORPORATION
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                                                AUGUST 31,    NOVEMBER 30,
                                                                                   1997          1997
                                                                                ----------    ------------
                                                                                  (thousands of dollars,
                                                                                 except per share amounts)
ASSETS
Cash and cash equivalents                                                        $    6,104    $    5,206
Cash deposits, restricted                                                             6,890         8,792
Loans held for sale, net of allowance for credit losses of $100 and $116              9,523        55,711
Mortgage related securities, at fair value                                          106,299        94,263
Mortgage servicing rights                                                             9,507        10,426
Other receivables                                                                     7,945         7,862
Property and equipment, net of accumulated depreciation of $675 and $805              2,153         2,023
Organizational costs, net of amortization                                               289           241
Prepaid debt expenses                                                                 2,362         4,998
Prepaid commitment fee                                                                2,333         2,115
Income tax benefit                                                                       --         9,301
Other assets                                                                            795           302
                                                                                 ----------    ----------
            TOTAL ASSETS                                                         $  154,200    $  201,240
                                                                                 ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Notes and contracts payable                                                  $   35,572    $   53,727
    Accounts payable and accrued liabilities                                          7,759         7,779
    Allowance for credit losses on loans sold with recourse                           7,014         8,583
    Due to Mego Financial Corp.                                                       9,653         6,153
    Due to Preferred Equities Corporation                                               446           840
    State income taxes payable                                                          649            --
                                                                                 ----------    ----------
            Total liabilities                                                        61,093        77,082
                                                                                 ----------    ----------
Subordinated debt                                                                    40,000        80,392
                                                                                 ----------    ----------
Stockholders' equity:
    Preferred Stock, $.01 par value per share
      (Authorized--5,000,000 shares)                                                     --            --
    Common Stock, $.01 par value per share
      (Authorized--50,000,000 shares;
      Issued and outstanding--12,300,000 at August 31, and November 30, 1997)           123           123
    Additional paid-in capital                                                       29,185        31,539
    Retained earnings                                                                23,799        12,104
                                                                                 ----------    ----------
            Total stockholders' equity                                               53,107        43,766
                                                                                 ----------    ----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  154,200    $  201,240
                                                                                 ==========    ==========


                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                THREE MONTHS ENDED NOVEMBER 30,
                                                                             ------------------------------------
                                                                                 1996                   1997
                                                                             ------------           ------------
                                                                                  (thousands of dollars, except
                                                                                       per share amounts)
REVENUES:
   Gain on sale of loans                                                     $      9,601           $      3,721
   Net unrealized loss on mortgage related securities                                (235)               (13,108)
   Loan servicing income, net                                                         638                  1,194
   Interest income                                                                  1,000                  4,296
   Less: interest expense                                                            (645)                (3,086)
                                                                             ------------           ------------
     Net interest income                                                              355                  1,210
                                                                             ------------           ------------
            Net revenues (losses)                                                  10,359                 (6,983)
                                                                             ------------           ------------
COSTS AND EXPENSES:
   Net provision for credit losses                                                  1,711                  1,590
   Depreciation and amortization                                                      140                    208
   Other interest                                                                      47                     77
   General and administrative:
     Payroll and benefits                                                           1,816                  5,207
     Commissions and selling                                                          583                    690
     Credit reports                                                                   153                    272
     Rent and lease expenses                                                          271                    293
     Professional services                                                            112                    671
     Servicing fees due to Preferred Equities Corporation                             285                    661
     Management services fees due to Preferred Equities Corporation                   242                    242
     FHA insurance                                                                    203                    106
     Other                                                                            784                  1,848
                                                                             ------------           ------------
            Total costs and expenses                                                6,347                 11,865
                                                                             ------------           ------------
INCOME (LOSS) BEFORE INCOME TAXES                                                   4,012                (18,848)
INCOME TAXES (BENEFIT)                                                              1,533                 (7,153)
                                                                             ------------           ------------
NET INCOME (LOSS)                                                            $      2,479           $    (11,695)
                                                                             ============           ============
EARNINGS (LOSS) PER COMMON SHARE:
   Primary:
   Net income (loss)                                                         $       0.24           $      (0.95)
                                                                             ============           ============
   Weighted-average number of common shares and
     common share equivalents outstanding                                      10,317,102             12,300,000
                                                                             ============           ============
   Fully-diluted:
   Net income (loss)                                                         $       0.24           $      (0.95)
                                                                             ============           ============
   Weighted-average number of common shares and
     common share equivalents outstanding                                      10,319,051             12,300,000
                                                                             ============           ============

                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               THREE MONTHS ENDED NOVEMBER 30,
                                                                               -------------------------------
                                                                                  1996                 1997
                                                                               ----------           ----------
                                                                                    (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $    2,479           $  (11,695)
                                                                               ----------           ----------
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Additions to mortgage servicing rights                                        (1,209)              (1,530)
     Additions to excess servicing rights                                         (11,349)                  --
     Net unrealized loss on mortgage related securities                               235               13,108
     Net provisions for estimated credit losses                                     1,711                1,590
     Depreciation and amortization expense                                            140                  208
     Amortization of prepaid debt expense                                              22                  243
     Amortization of prepaid commitment fee                                           105                  218
     Amortization of excess servicing rights                                          728                   --
     Amortization of mortgage servicing rights                                        247                  611
     Accretion of residual interest on mortgage related securities                   (551)              (2,503)
     Payments on mortgage related securities                                          211                  100
     Additions to deferred loan fees                                                 (298)              (2,656)
     Loans originated for sale, net of loan fees                                  (62,462)            (199,861)
     Payments on loans held for sale                                                  167                  443
     Proceeds from sale of loans                                                   60,509              157,187
     Changes in operating assets and liabilities:
        Decrease (increase) in cash deposits, restricted                            2,430               (1,902)
        Decrease (increase) in other assets, net                                     (833)                 100
        Decrease in state income taxes payable                                       (818)              (1,574)
        Increase in federal income tax benefit                                         --               (6,022)
        Increase (decrease) in other liabilities, net                               1,880                 (377)
        Additions to Due to Preferred Equities Corporation                            850                1,155
        Payments on Due to Preferred Equities Corporation                          (1,345)                (761)
                                                                               ----------           ----------
          Total adjustments                                                        (9,630)             (42,223)
                                                                               ----------           ----------
            Net cash used in operating activities                                  (7,151)             (53,918)
                                                                               ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                (968)                  --
                                                                               ----------           ----------
            Net cash used in investing activities                                    (968)                  --
                                                                               ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings on notes and contracts payable                         51,919              204,074
   Payments on notes and contracts payable                                        (64,454)            (185,919)
   Additions to Due to Mego Financial Corp                                          1,892                   --
   Payments on Due to Mego Financial Corp.                                        (13,474)              (3,500)
   Payments on subordinated debt                                                       --                   (8)
   Issuance of subordinated debt                                                   37,750               38,373
   Proceeds from sale of common stock                                              20,658                   --
                                                                               ----------           ----------
            Net cash provided by financing activities                              34,291               53,020
                                                                               ----------           ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               26,172                 (898)

CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD                                        443                6,104
                                                                               ----------           ----------
CASH AND CASH EQUIVALENTS--END OF PERIOD                                       $   26,615           $    5,206
                                                                               ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                                  $      758           $    2,912
                                                                               ==========           ==========
     State income taxes                                                        $    1,060           $       --
                                                                               ==========           ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
   Addition to prepaid commitment fee and Due to Mego Financial Corp.
     in connection with loan sale commitment received                          $    3,000           $       --
                                                                               ==========           ==========
   Increase in deferred federal income tax asset due to Spin-off               $       --           $    2,354
                                                                               ==========           ==========

                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                COMMON STOCK
                                               $.01 PAR VALUE         ADDITIONAL
                                          ------------------------      PAID-IN      RETAINED
                                            SHARES        AMOUNT        CAPITAL      EARNINGS        TOTAL
                                          ----------    ----------    ----------    ----------     ----------
                                                   (thousands of dollars, except per share amounts)
Balance at August 31, 1997                12,300,000    $      123    $   29,185    $   23,799     $   53,107

Increase in additional paid-in capital
   due to deferred federal income tax
   asset due to Spin-off                          --            --         2,354            --          2,354

Net loss for the three months ended
   November 30, 1997                              --            --            --       (11,695)       (11,695)
                                          ----------    ----------    ----------    ----------     ----------
Balance at November 30, 1997              12,300,000    $      123    $   31,539    $   12,104     $   43,766
                                          ==========    ==========    ==========    ==========     ==========

                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1997

1.  CONDENSED FINANCIAL STATEMENTS

        In the opinion of management, when read in conjunction with the audited Financial Statements for the years ended August 31, 1996 and 1997, contained in the Form 10-K of Mego Mortgage Corporation filed with the Securities and Exchange Commission for the year ended August 31, 1997, the accompanying unaudited Condensed Financial Statements contain all of the information necessary to present fairly the financial position of Mego Mortgage Corporation at November 30, 1997, the results of its operations for the three months ended November 30, 1996 and 1997, the change in stockholders' equity for the three months ended November 30, 1997 and the cash flows for the three months ended November 30, 1996 and 1997. Certain reclassifications have been made to conform prior periods with the current period presentation.

        The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein which are normal and recurring in nature. The results of operations for the three months ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.  NATURE OF OPERATIONS

        Mego Mortgage Corporation (the "Company") was incorporated on June 12, 1992, in the state of Delaware. The Company, through its loan correspondents and home improvement contractors, is primarily engaged in the business of originating, selling, servicing and pooling home improvement and debt consolidation loans, certain of which qualify under the provisions of Title I of the National Housing Act which is administered by the U.S. Department of Housing and Urban Development ("HUD"). Pursuant to the Title I credit insurance program, 90% of the principal balances of the loans are U.S. government insured ("Title I Loans"), with cumulative maximum coverage equal to 10% of all Title I Loans originated by the Company. In May 1996, the Company commenced the origination of conventional home improvement loans, generally secured by residential real estate, and debt consolidation loans ("Conventional Loans") through its network of loan correspondents and dealers. During the three months ended November 30, 1997, the Company's loan originations were comprised of 93.9% Conventional Loans and 6.1% Title I Loans.

        The Company was formed as a wholly-owned subsidiary of Mego Financial Corp. ("Mego Financial") and remained so until November 1996, when the Company issued 2.3 million shares of its Common Stock, $.01 par value per share (the "Common Stock"), in an underwritten public offering (the "IPO") at $10.00 per share. As a result of this transaction, Mego Financial's ownership in the Company was reduced from 100% at August 31, 1996 to 81.3%. Concurrently with the Common Stock offering, the Company issued $40.0 million of 12.5% Senior Subordinated Notes due in 2001 in an underwritten public offering. The proceeds from the offerings received by the Company have been used to repay borrowings and provide funds for originations and securitizations of loans. In October 1997, the Company issued an additional $40.0 million of 12.5% Senior Subordinated Notes due in 2001 in a private placement (the "Private Placement"). See Note 5.

        On September 2, 1997, Mego Financial distributed all of its 10 million shares of the Company's Common Stock to Mego Financial shareholders in a tax-free spin-off (the "Spin-off").

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1997

3.  RECENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") in June 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by
(a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. SFAS 125 requires the Company's excess servicing rights be measured at fair market value and be reclassified as interest only receivables, carried as mortgage related securities, and accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As required by SFAS 125, the Company adopted the new requirements effective January 1, 1997, and applied them prospectively. SFAS 125 did not have any material impact on the financial statements of the Company, as the book value of the Company's mortgage related securities approximated fair value.

        The following table reflects the components of mortgage related securities as required by SFAS 125 at November 30, 1997 (thousands of dollars):

Interest only strip securities                                       $     5,410
Residual interest securities                                              71,631
Interest only receivables (formerly excess servicing rights)              17,222
                                                                     -----------
  Total mortgage related securities                                  $    94,263
                                                                     ===========

        All mortgage related securities are classified as trading securities and are recorded at their estimated fair values. Changes in the estimated fair values are recorded in current operations.

        SFAS No. 128, "Earnings per Share" ("SFAS 128") was issued by the FASB in March 1997, effective for financial statements issued after December 15, 1997. SFAS 128 provides simplified standards for the computation and presentation of earnings per share ("EPS"), making EPS comparable to international standards. SFAS 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully-diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15.

        Basic EPS excludes dilution from common stock equivalents and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully-diluted EPS, but uses only the average stock price during the period as part of the computation.

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1997

        Data utilized in calculating pro forma earnings per share under SFAS 128 are as follows:

                                                                    THREE MONTHS ENDED
                                                                       NOVEMBER 30,
                                                               -----------------------------
                                                                   1996             1997
                                                               ------------     ------------
                                                                   (thousands of dollars,
                                                                   except share amounts)
BASIC:
  Net income (loss)                                            $      2,479     $    (11,695)
                                                               ============     ============
  Weighted-average number of common shares                       10,303,297       12,300,000
                                                               ============     ============
DILUTED:
  Net income (loss)                                            $      2,479     $    (11,695)
                                                               ============     ============
  Weighted-average number of common shares and common
share equivalents outstanding                                    10,317,102       12,300,000
                                                               ============     ============

        The following table reconciles the net income (loss) applicable to common stockholders, basic and diluted shares, and EPS for the following periods:

                                   THREE MONTHS ENDED NOVEMBER 30,           THREE MONTHS ENDED NOVEMBER 30,
                                                1996                                       1997
                               -------------------------------------    ---------------------------------------
                                                           PER-SHARE                                  PER-SHARE
                                 INCOME        SHARES        AMOUNT       INCOME          SHARES       AMOUNT
                               ----------    ----------    ---------    -----------     ----------    ---------
                                              (thousands of dollars, except per share amounts)
Net income (loss)              $    2,479                               $  (11,695)
                               ----------                               ----------
BASIC EPS
Income (loss) applicable
  to common stockholders            2,479    10,303,297    $    0.24       (11,695)    12,300,000    $  (0.95)
                                                           ==========                                ========
Effect of dilutive
  securities:
  Warrants                             --            --                         --             --
  Stock options                        --        13,805                         --             --
                               ----------    ----------                 ----------     ----------
DILUTED EPS
Income (loss) applicable
  to common stockholders
  and assumed conversions      $    2,479    10,317,102    $    0.24    $  (11,695)    12,300,000    $  (0.95)
                               ==========    ==========    =========    ==========     ==========    ========

4.  ADJUSTMENTS TO CARRYING VALUES OF MORTGAGE RELATED SECURITIES

        During the three months ended November 30, 1997, the Company experienced voluntary prepayment activity and delinquencies with regard to its securitized Conventional Loans which substantially exceeded the levels which had been assumed for this time frame. This acceleration in the speed of prepayment has caused management, after consultation with its financial advisors, to adjust the assumptions previously utilized in calculating the carrying value of its mortgage related securities. The new voluntary prepayment speed assumptions reflect an annualized rate of 3% in the first month following a securitization with that annualized rate building in level monthly increments so that by the 15th month the annualized rate is at 17%. The annualized voluntary prepayment rate is maintained at that level through the 36th month at which time it is assumed to decline by 1/2% per month until the 42nd month. The 14% annualized rate assumed at the 42nd month is maintained for the remaining life of the portfolio.

        The loss assumptions have also been modified to reflect losses commencing in the third month following a securitization and building in level monthly increments until a 2% annualized loss rate is achieved in the 18th month.

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1997

The annualized loss rate is projected to remain at that level throughout the remaining life of the portfolio. On a cumulative basis this model assumes aggregate losses of approximately 9% of the original portfolio balance. Despite the moderate change in the acceleration of assumed losses, after applying the new voluntary prepayment speeds, the cumulative loss assumption of 9% results in approximately the same level of loss as had been previously assumed.

        The application of these new assumptions to the mortgage related securities which have been generated from Conventional Loan securitizations resulted in a negative adjustment to their carrying value of approximately $10.2 million. Additional negative adjustments of approximately $3.9 million to the carrying value of mortgage related securities pertaining to Title I Loan securitizations and other sales were also recognized in the quarter due to a higher level of defaults and prepayments than had been previously assumed. After calculating the effect of accretion of interest, amortization of cash flowing residuals, and increased prepayment penalty fees, the carrying value of the Company's mortgage related securities as of November 30, 1997 was reduced to $94.3 million from $106.3 million as of August 31, 1997.

        As part of the Company's cost saving measures, in January 1998, the Company completed an internal restructuring, resulting in a reduction of approximately 20% of its workforce, primarily as a result of the substantial reduction of the Dealer Division. The Dealer Division generated approximately 4.7% and 8.0% of Conventional and total loan originations, respectively, in the three months ended November 30, 1997, but accounted for a disproportionately higher amount of the Company's costs. The Company will continue to originate Title I Loans through its Correspondent Division, intended solely for sale to Fannie Mae.

5.  PRIVATE PLACEMENT

        In October 1997, the Company issued $40.0 million of 12.5% senior subordinated notes ("Additional Notes") due in 2001 in the Private Placement which increased the aggregate principal amount of outstanding 12.5% senior subordinated notes from $40.0 million to $80.0 million. The Company used the net proceeds of $38.4 million, after deducting discounts, but before deducting expenses, of the Private Placement to repay $3.9 million of debt due to Mego Financial, $29.0 million to reduce the amounts outstanding under the Company's lines of credit, and the balance to provide capital to originate and securitize loans and for working capital. These Additional Notes are subject to the Indenture governing all of the Company's senior subordinated notes.

        The Company has entered into a registration rights agreement with Friedman, Billings, Ramsey & Co., Inc. ("Registration Rights Agreement") pursuant to which the Company agreed, for the benefit of the holders of the Additional Notes, at the Company's cost, (i) to file a registration statement (the "Exchange Offer Registration Statement") with respect to a registered offer to exchange the Additional Notes ("Exchange Offer") for notes of the Company with terms identical in all material respects to the Additional Notes ("Exchange Notes") (except that the Exchange Notes will not contain terms with respect to transfer restrictions or interest rate increases) with the Securities and Exchange Commission on or before November 28, 1997 and (ii) to use its best efforts to cause the Exchange Offer Registration Statement to be declared effective under the Securities Act on or before January 12, 1998. Promptly after the Exchange Offer Registration Statement has been declared effective, the Company will offer the Exchange Notes in exchange for surrender of the Additional Notes. The Company will keep the Exchange Offer open for not less than 30 days (or longer if required by applicable law) after the date notice of the Exchange Offer is mailed to the holders of the Additional Notes. For each Additional Note validly tendered to the Company pursuant to the Exchange Offer and not withdrawn by the holder thereof, the holder of such additional Note will receive Exchange Notes having a principal amount equal to that of the tendered Additional Note. Interest on each Exchange Note will accrue from the last interest payment date on which interest was paid on the tendered Additional Notes in exchange therefor or, if no interest has been paid on such Additional Notes, from the date of its original issue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new loan programs and products and future financial performance, including growth in revenues and net income and cash flows. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. Also, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

        The following discussion and analysis should be read in conjunction with the Condensed Financial Statements, including the notes thereto, contained elsewhere herein and in the Company's Form 10-K for the fiscal year ended August 31, 1997.

GENERAL

        The Company is a specialized consumer finance company that originates, purchases, sells, securitizes and services consumer loans consisting primarily of conventional uninsured home improvement and debt consolidation loans which are generally secured by liens on residential property ("Conventional Loans"). The Company historically has originated loans through its network of independent correspondent lenders ("Correspondents") and home improvement construction contractors ("Dealers"). In order to both broaden its channels of origination and reduce its overall cost of loan acquisition, the Company commenced direct origination of Conventional Loans in the three months ended November 30, 1997. To facilitate these new origination channels, the Company has entered into contractual arrangements with third party financial institutions for the acquisition of qualified consumer loan referrals. These referrals do not conform to that institution's programs, but may be suitable for approval and funding under the Company's product lines that are not available at the referring institution. By making direct loans to consumers, the Company would avoid the payment of premiums which it incurs with the acquisition of completed loans from its Correspondent network. It is anticipated that the origination fees charged to consumers on the direct loans will adequately cover the cost of the referrals and thereby place the Company on a positive cash flow basis with respect to these direct loan originations. Until May 1996, the Company originated only home improvement loans insured under the Title I credit insurance program ("Title I Loans") of the Federal Housing Administration (the "FHA"). Subject to certain limitations, the Title I program provides for insurance of 90% of the principal balance of the loan, and certain other costs. The Company began offering Conventional Loans through its Correspondents in May 1996 and through its Dealers in September 1996. Since May 1996, Conventional Loans have accounted for an increasing portion of the Company's loan originations. For the three months ended November 30, 1996 and 1997, the Company originated $31.1 million and $187.8 million of Conventional Loans, respectively, which constituted 49.7% and 93.9%, respectively, of the Company's total loan originations during the respective periods.

        The following table sets forth certain data regarding loans originated, sold, securitized, and serviced by the Company during the three months ended November 30, 1996 and 1997.

                                                FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                            ---------------------------------------------
                                                    1996                      1997
                                            --------------------     --------------------
                                                          (thousands of dollars)
PRINCIPAL AMOUNT OF LOANS ORIGINATED:
  Correspondents:
    Title I                                 $ 19,165        30.7%    $  4,902         2.5%
    Conventional                              30,851        49.4      178,757        89.4
                                            --------    --------     --------    --------
      Total Correspondents                    50,016        80.1      183,659        91.9
                                            --------    --------     --------    --------
  Dealers:
    Title I                                   12,239        19.6        7,201         3.6
    Conventional                                 207         0.3        8,754         4.4
                                            --------    --------     --------    --------
      Total Dealers                           12,446        19.9       15,955         8.0
                                            --------    --------     --------    --------
  Retail:
    Title I                                       --          --           --          --
    Conventional                                  --          --          247         0.1
                                            --------    --------     --------    --------
      Total Retail                                --          --          247         0.1
                                            --------    --------     --------    --------
      Total Principal Amount of Loans
        Originated                          $ 62,462       100.0%    $199,861       100.0%
                                            ========    ========     ========    ========
NUMBER OF LOANS ORIGINATED:
  Correspondents:
    Title I                                      942        30.8%         225         3.3%
    Conventional                               1,076        35.1        5,440        80.6
                                            --------    --------     --------    --------
      Total Correspondents                     2,018        65.9        5,665        83.9
                                            --------    --------     --------    --------
  Dealers:
    Title I                                    1,034        33.8          587         8.7
    Conventional                                  10         0.3          489         7.3
                                            --------    --------     --------    --------
      Total Dealers                            1,044        34.1        1,076        16.0
                                            --------    --------     --------    --------
  Retail:
    Title I                                       --          --           --          --
    Conventional                                  --          --            8         0.1
                                            --------    --------     --------    --------
      Total Retail                                --          --            8         0.1
                                            --------    --------     --------    --------
      Total Number of Loans Originated         3,062       100.0%       6,749       100.0%
                                            ========    ========     ========    ========
LOANS SERVICED AT END OF PERIOD
  (INCLUDING LOANS SECURITIZED,
   SOLD TO INVESTORS AND HELD FOR SALE):
Title I                                     $225,896        84.5%    $253,944        33.1%
Conventional                                  41,590        15.5      513,403        66.9
                                            --------    --------     --------    --------
  Total Loans Serviced at End of Period     $267,486       100.0%    $767,347       100.0%
                                            ========    ========     ========    ========

        The Company is obligated under certain agreements for the sale of loans and certain loan agreements to maintain various minimum net worth requirements. At November 30, 1997, the most restrictive of these agreements requires the Company to maintain a minimum adjusted tangible net worth of $65.0 million plus any issuance of capital stock or other capital instruments since June 1997, plus 50% of the Company's cumulative net income since November 30, 1996. At November 30, 1997, the Company's minimum adjusted tangible net worth requirement was $111.5 million, and the Company's adjusted tangible net worth, which by definition in the loan agreement includes subordinated debt, was $116.8 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for further information.

        The Company recognizes revenue from gain on sale of loans, unrealized gain on mortgage related securities, interest income and servicing income. Interest income, net, represents the interest received on loans in the Company's portfolio prior to their sale, plus accretion of interest related to mortgage related securities, net of interest paid under its credit agreements. The Company continues to service substantially all loans sold through November 30, 1997, however, during the three months ended November 30, 1997, $38.4 million of loans were sold with servicing released. Net loan servicing income represents servicing fee income and other ancillary fees received for servicing loans less the amortization of capitalized mortgage servicing rights, and through January 1, 1997, the date of adoption of Statement of Financial Accounting Standards ("SFAS") No. 125 ("SFAS 125"), the amortization of excess servicing rights. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Excess servicing rights were amortized in proportion to and over the estimated lives of the loans.

        Historically, the Company has utilized securitizations as its primary method of loan disposition with the resulting interest only and residual interest securities retained by the Company. It has also sold loans to third party purchasers on both servicing retained and servicing released basis. On certain loan sale transactions to third party purchasers, the Company has not only retained servicing rights but also retained the rights to receive any amounts in excess of the guaranteed yield to the purchasers. In the three months ended November 30, 1997, the Company recorded loan sales of $155.9 million, of which $38.4 million were sold with servicing released. The Company intends to dispose of a majority of its loan originations on an ongoing basis through whole loan sales on a servicing released basis, at a premium, as opposed to securitizations. This method of loan disposition is expected to enhance the Company's cash flow.

        The following table sets forth the principal balance of loans sold or securitized and related gain on sale data for the three months ended November 30, 1996 and 1997:

                                                          FOR THE THREE MONTHS ENDED
                                                                 NOVEMBER 30,
                                                         ---------------------------
                                                           1996               1997
                                                         ---------         ---------
                                                           (thousands of dollars)
PRINCIPAL AMOUNT OF LOANS SOLD:
  Title I                                                $  33,388         $  11,075
  Conventional                                              27,121           144,782
                                                         ---------         ---------
    Total                                                $  60,509         $ 155,857
                                                         =========         =========
Gain on sale of loans                                    $   9,601         $   3,721
                                                         =========         =========
Net unrealized loss on mortgage related securities       $    (235)        $ (13,108) (3)
                                                         =========         =========
PRINCIPAL AMOUNT OF LOANS SOLD (1):
  Title I                                                $  33,388         $  11,075
  Conventional                                              27,121           106,421  (1)
                                                         ---------         ---------
    Total                                                $  60,509         $ 117,496
                                                         =========         =========
Gain on sale of loans                                    $   9,601         $   2,790  (2)
                                                         =========         =========
Gain on sale of loans as a percentage of
  principal balance of loans sold                             15.9%              2.4% (2)
                                                         =========         =========
Gain on sale of loans plus net unrealized
  loss on mortgage related securities as a
  percentage of principal balance of loans sold               15.5%             (8.8)%(2)
                                                         =========         =========

----------

(1)     Excludes $38.4 million of loans sold with servicing released.

(2) Excludes gain on sale of $931,000 relating to whole loan sales of $38.4 million of loans sold with servicing released.

(3) The loss is a result of the application of a negative adjustment to the carrying value of mortgage related securities of $14.1 million.

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

        As the holder of residual securities issued in securitizations, the Company is entitled to receive certain excess cash flows. These excess cash flows are calculated as the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through interest and principal to be paid to the holders of the regular securities and interest only securities, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees and
(v) estimated loan pool losses. The Company's right to receive the excess cash flows is subject to the satisfaction of certain reserve or over-collateralization requirements which are specific to each securitization and are used as a means of credit enhancement.

        Delinquencies -- The following table sets forth the Title I Loan and Conventional Loan delinquency and Title I insurance claims experience of loans serviced by the Company as of the dates indicated:

                                                                   AUGUST 31,         NOVEMBER 30,
                                                                      1997                1997
                                                                   -----------        -----------
                                                                        (thousands of dollars)
Delinquency period (1)
  31-60 days past due                                                     1.54%              2.08%
  61-90 days past due                                                     0.80               0.77
  91 days and over past due                                               3.07               3.26
  91 days and over past due, net of claims filed (2)                      2.32               2.30
Outstanding claims filed with HUD (3)                                     0.75               0.96
Outstanding number of Title I insurance claims                             269                425
Total servicing portfolio                                          $   628,068        $   767,347
Title I Loans serviced                                                 255,446            253,944
Conventional Loans serviced                                            372,622            513,403
Amount of FHA insurance available                                       21,094              20,572 (4)
Amount of FHA insurance available as a percentage of Title I
  Loans serviced                                                          8.26%               8.10%(4)
Losses on liquidated loans (twelve and three months
  ended, respectively) (5)                                         $       201        $         5

----------
(1) Represents the dollar amount of delinquent loans as a percentage of the total dollar amount of loans serviced by the Company (including loans owned by the Company) as of the dates indicated. Conventional Loan delinquencies represented 10.35% and 18.0%, respectively, of the Company's total delinquencies at August 31, 1997 and November 30, 1997.

(2) Represents the dollar amount of delinquent loans net of delinquent Title I Loans for which claims have been filed with HUD and payment is pending as a percentage of the total dollar amount of total loans serviced by the Company (including loans owned by the Company) as of the dates indicated.

(3) Represents the dollar amount of delinquent Title I Loans for which claims have been filed with HUD and payment is pending as a percentage of total dollar amount of total loans serviced by the Company (including loans owned by the Company) as of the dates indicated.

(4) If all claims filed with HUD had been processed as of November 30, 1997, the amount of FHA insurance available for serviced Title I Loans would have been reduced to $13.5 million, which as a percentage of Title I Loans serviced would have been 5.5%.

(5) On Title I Loans, a loss is recognized upon receipt of payment of a claim or final rejection thereof. Claims paid in a period may relate to a claim filed in an earlier period. Since the Company commenced its Title I lending operations in March 1994, there has been no final rejection of a claim by the FHA. Aggregate losses on liquidated Title I Loans related to 802 Title I insurance claims made by the Company, as servicer, since commencing operations through November 30, 1997. Losses on Title I Loans liquidated will increase as the balance of the claims are processed by HUD. The Company has received an average payment from HUD equal to 90% of the outstanding principal balance of such Title I Loans, plus appropriate interest and costs.

        The pooling and servicing agreements and sale and servicing agreements relating to the Company's securitization transactions contain provisions with respect to the maximum permitted loan delinquency rates and loan default rates, which, if exceeded, would allow the termination of the Company's right to service the related loans. At November 30, 1997, the rolling three-month average annual default rates on the pools of loans sold in the March 1996, August 1996 and December 1996 securitization transactions exceeded 6.5%, the permitted limit set forth in the related pooling and servicing agreements. Accordingly, this condition could result in the termination of the Company's servicing rights with respect to the pools of loans by the trustee, the master servicer or the insurance company providing credit enhancement for those transactions. Although the insurance company has indicated that it has, and to its knowledge, the trustee and the master servicer have, no present intention to terminate the Company's servicing rights, no assurance can be given that one or more of such parties will not exercise its right to terminate. In the event of such termination, there would be an adverse effect on the valuation of the Company's mortgage servicing rights and the Company's results of operations in the amount of the affected mortgage servicing rights ($3.2 million before tax at November 30, 1997) on the date of termination. The Company has taken certain steps designed to reduce the default rates on these pools of loans as well as its other loans. These steps include the hiring of a new vice president in charge of collection of delinquent loans, the hiring of additional personnel to collect delinquent accounts, the assignment of additional personnel specifically assigned to the collection of these pools of loans and the renegotiation of the terms of certain delinquent accounts in these pools of loans within the guidelines promulgated by HUD.

        The pooling and servicing agreements and sale and servicing agreements also require that certain delinquency and default rates not exceed certain thresholds. If these thresholds are exceeded, higher levels of over-collateralization are required which can cause a delay in cash receipts to the Company as a holder of the residual interest, causing an adverse valuation adjustment to the carrying value of the residual security.

        Delinquencies of loans serviced by the Company have also decreased the amount of loan servicing income recorded during the three months ended November 30, 1997 as the Company's loan servicing income has been reduced by the amount of interest advanced to the owners of these loans, which advances the Company expects to recover.

        Delinquencies have increased to $46.9 million at November 30, 1997 from $34.0 million at August 31, 1997. Since the Company began originating Title I Loans in 1994, an increasing level of delinquencies has appeared as expected on such loans less than two years old. Conventional Loan delinquencies represented 10.35% and 18.0%, respectively, of the Company's total delinquencies at August 31, 1997 and November 30, 1997.

        Once a loan becomes 30 days past due, a collection supervisor generally analyzes the account to determine the appropriate course of remedial action. It is the Company's policy to consult with the delinquent customer to resolve the past due balance before Title I claim processing or legal action is initiated.

RESULTS OF OPERATIONS

Three Months Ended November 30, 1997 compared to Three Months Ended November 30, 1996

        The Company originated $199.9 million of loans during the three months ended November 30, 1997 compared to $62.5 million of loans during the three months ended November 30, 1996, an increase of 220.0%. The increase is a result of the overall growth in the Company's business, including an increase in the number of active

Correspondents. At November 30, 1997, the Company had 763 active Correspondents and 614 active Dealers, compared to 402 active Correspondents and 459 active Dealers at November 30, 1996. Of the $199.9 million of loans originated during the three months ended November 30, 1997, $187.8 million were Conventional Loans and $12.1 million were Title I Loans compared to $31.1 million of Conventional Loans and $31.4 million of Title I Loans during the three months ended November 30, 1996.

        Net revenues (losses) decreased to ($7.0) million during the three months ended November 30, 1997 from revenues of $10.4 million during the three months ended November 30, 1996. The decrease was primarily the result of the downward valuation adjustment which is reflected in the net unrealized loss on mortgage related securities. See Note 4 of Notes to Condensed Financial Statements.

        The combined gain on sale of loans and net unrealized gain (loss) on sale of mortgage related securities decreased to a loss of $9.4 million during the three months ended November 30, 1997 from a gain of $9.4 million during the three months ended November 30, 1996. The decrease was primarily due to the downward valuation adjustment, causing the net unrealized loss on mortgage related securities. See Note 4 of Notes to Condensed Financial Statements.

        Loan servicing income, net, increased 87.2% to $1.2 million during the three months ended November 30, 1997 from $638,000 during the three months ended November 30, 1996. The increase was primarily the result of the increase in the servicing portfolio of $767.3 million at November 30, 1997 from $267.5 million at November 30, 1996.

        Interest income on loans held for sale and mortgage related securities, net of interest expense, increased $855,000 to $1.2 million during the three months ended November 30, 1997 from $355,000 during the three months ended November 30, 1996. The increase was primarily the result of the increase in the average size of the portfolio of loans held for sale and mortgage related securities.

        The net provision for credit losses decreased 7.1% to $1.6 million for the three months ended November 30, 1997 from $1.7 million for the three months ended November 30, 1996. The slight decrease in the provision was directly related to a lower level of loans sold in the three months ended November 30, 1997 compared to November 30, 1996 in transactions which require such provision. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations, as the Company has no recourse obligation under those securitization agreements for credit losses and estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its residual interest securities. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on Title I Loans originated and sold.

        Total general and administrative expenses increased to $10.0 million during the three months ended November 30, 1997 compared to $4.4 million during the three months ended November 30, 1996. The increase was primarily a result of increased professional services due to increased legal expenses, increased credit reports expense due to increased loan origination volume, increased loan servicing expenses due to an increase in loans serviced and increased payroll related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel as a result of the expansion of the Company's business.

        Payroll and benefits expense increased $3.4 million to $5.2 million during the three months ended November 30, 1997 from $1.8 million during the three months ended November 30, 1996 primarily due to an increased number of employees. The number of employees increased to 468 at November 30, 1997 from 206 at November 30, 1996 due to increased staff necessary to support the business expansion and maintain quality control. See Note 4 of Notes to Condensed Financial Statements for discussion of the recent reduction in workforce.

        Credit reports expense increased 77.8% to $272,000 for the three months ended November 30, 1997 from $153,000 for the three months ended November 30, 1996, due to increased loan origination volume to $199.9 million during the three months ended November 30, 1997 from $62.5 million during the three months ended November 30, 1996.

        Professional services increased $559,000 to $671,000 during the three months ended November 30, 1997 from $112,000 for the three months ended November 30, 1996, due to increased legal expenses.

        Servicing fees paid to Preferred Equities Corporation ("PEC") increased to $661,000 for the three months ended November 30, 1997 from $285,000 for the three months ended November 30, 1996 due primarily to a larger loan servicing portfolio.

        Other general and administrative expenses increased $1.1 million to $1.8 million during the three months ended November 30, 1997 from $784,000 during the three months ended November 30, 1996 due primarily to increased expenses related to the ongoing expansion of facilities.

        Income (loss) before income taxes decreased to a loss of $18.8 million for the three months ended November 30, 1997 from income of $4.0 million for the three months ended November 30, 1996, therefore, the provision for income taxes decreased to an income tax benefit of $7.2 million for the three months ended November 30, 1997 from an income tax expense of $1.5 million for the three months ended November 30, 1996.

        As a result of the foregoing, the Company incurred a net loss of $11.7 million for the three months ended November 30, 1997 compared to net income of $2.5 million for the three months ended November 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents were $5.2 million at November 30, 1997 compared to $6.1 million at August 31, 1997. The Company's principal cash requirements relate to loan originations and require continued access to sources of debt financing and sales in the secondary market of loans.

        In November 1996, the Company consummated the IPO pursuant to which it issued 2.3 million shares of Common Stock at $10.00 per share. Concurrently with the IPO, the Company issued $40.0 million of senior subordinated notes (the "Existing Notes") in an underwritten public offering. The Company used approximately $13.9 million of the aggregate net proceeds from these offerings to repay intercompany debt due to Mego Financial and PEC and approximately $24.3 million to reduce the amounts outstanding under the Company's lines of credit. The balance of the net proceeds has been used to originate loans. In October 1997, the Company consummated the Private Placement pursuant to which it issued $40.0 million in additional senior subordinated notes ("Additional Notes"), which increased the aggregate principal amount of the outstanding subordinated notes from $40.0 million to $80.0 million. See Note 5 of Notes to Condensed Financial Statements. The Company used approximately $3.9 million of the net proceeds from the Private Placement to repay intercompany debt due to Mego Financial and approximately $29.0 million to reduce the amounts outstanding under the Company's lines of credit. The balance of the net proceeds has been and will be used to originate loans and for working capital. Prior to the Private Placement, the Company obtained consents to certain amendments to the original indenture governing the notes ("Indenture Amendments"), which among other things permitted the issuance of the Additional Notes, modified certain covenants applicable to the Company and will permit the issuance of an additional $70.0 million of principal amount of senior subordinated notes. In connection with the consent solicitation, the Company made consent payments of $10.00 cash per $1,000 principal amount totaling $392,000 of the Existing Notes to holders thereof who properly furnished their consents to the amendments to the original indenture.

        The Company's cash requirements arise from loan originations, payments of operating and interest expenses, over-collateralization requirements related to securitization transactions and deposits to reserve accounts related to loan sale transactions. Loan originations are initially funded principally through the Company's $65.0 million warehouse line of credit pending the sale of loans in the secondary market. Substantially all of the loans originated by the Company are sold. Loans under the warehouse line of credit are repaid primarily from the proceeds from the sale of loans in the secondary market. These proceeds totaled approximately $60.5 million and $155.9 million for the three months ended November 30, 1996 and 1997, respectively.

        The Company has operated since March 1994 on a negative cash flow basis, although the Company is implementing measures intended to place it on at least a cash flow neutral basis for the calendar year 1998. In connection with securitizations and certain whole loan sales, the Company recognizes a gain on sale of the loans upon the closing of the transaction and the delivery of the loans, but does not receive the cash representing such gain until it receives the excess servicing spread, which is payable over the actual life of the loans sold. The Company is subject to over-collateralization requirements and incurs significant expenses in connection with securitizations and incurs tax liabilities as a result of the gain on sale.

        The Company anticipates only limited use of securitizations during 1998 due to the negative cash flow implications of this method of loan disposition. Alternatively, during 1998 the Company anticipates generating an increased volume of whole loan sales on a servicing released basis, at a premium, in order to enhance its cash flow.

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

        Certain whole loan sale transactions require the subordination of certain cash flows payable to the Company to the payment of scheduled principal and interest due to the loan purchasers. In connection with certain of such sale transactions, a portion of amounts payable to the Company from the excess interest spread is required to be maintained in a reserve account to the extent of the subordination requirements. The excess interest required to be deposited and maintained in the respective reserve accounts is not available to support the cash flow requirements of the Company. At November 30, 1997, amounts on deposit in such reserve accounts totaled $8.8 million.

        Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans in the secondary market, are essential for the continuation of the Company's loan origination operations. Loan originations are initially funded principally through the Company's $65.0 million warehouse line of credit. At November 30, 1997, $36.8 million was outstanding under this warehouse line. In excess of 94.2% of the aggregate loans originated by the Company through November 30, 1997 had been sold.

        The $65.0 million warehouse line of credit, which is secured by loans prior to sale, became effective in June 1997 and was increased from $40.0 million to $55.0 million in September 1997 and to $65.0 million in October 1997. The Company has the option of borrowing funds under the $65.0 million warehouse line of credit, subject to certain conditions, at an annual rate equal to (i) the higher of the corporate base rate of interest announced by The First National Bank of Chicago from time to time or the weighted-average of rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York, plus 0.5%, (ii) the Federal Funds Funding Rate plus 1.75% or (iii) the Eurodollar Base Rate. All of the Company's funding under the warehouse line of credit currently bears interest at an annual rate equal to the Federal Funds Funding Rate plus 1.75%, and expires June 26, 1998. The warehouse line of credit may be increased to $90.0 million under certain circumstances if additional lender commitments are made. The agreement requires the Company to maintain minimum adjusted tangible net worth (defined as net worth less intangibles plus subordinated debt) of $65.0 million plus 50% of the Company's cumulative net income since November 30, 1996, plus all net proceeds received by the Company through the sale or issuance of stock or additional subordinated notes. At November 30, 1997, the Company's actual adjusted tangible net worth calculated pursuant to the agreement was $116.8 million, and the required minimum adjusted tangible net worth at that date was $111.5 million. Additionally, the following material covenant restrictions exist: i) the ratio of total liabilities (not including subordinated notes) divided by tangible net worth (including subordinated notes) cannot exceed 3:1, and ii) total liabilities must be less than the aggregate of 100% of cash plus 93% of loans held for sale plus 55% of restricted cash and mortgage related securities. At November 30, 1997, the ratio of total liabilities to tangible net worth was 0.66:1 and total liabilities were $77.1 million, which was $23.1 million under the maximum amount allowed.

        In September 1996, the Company entered into a repurchase agreement with another financial institution pursuant to which the Company pledged the interest only certificates from its two 1996 securitizations in exchange for a $3.0 million advance. In April 1997, the Company entered into a pledge and security agreement with the same financial institution providing for a revolving credit facility of up to $11.0 million less any amounts outstanding under the repurchase agreement. The amount available for borrowing under the facility was increased to $15.0 million in June 1997 and to $25.0 million in July 1997, with respect to which $10.0 million was outstanding at November 30, 1997. This facility is secured by a pledge of certain of the Company's interest only and residual class certificates relating to securitizations carried as mortgage related securities on the Company's Condensed Statements of Financial Condition, payable to the Company pursuant to its securitization agreements. A portion of the loans under the agreement bears interest at the one-month London Interbank Offering Rate ("LIBOR") + 3.5%, is due and payable on December 31, 1998, and requires the Company to maintain a minimum net worth of the greater of $35.0 million, or following fiscal year end 1997, 80% of net worth as of August 31, 1997. The portion of the credit line agreement applicable to a repurchase agreement secured by insured interest only certificates bears interest at one-month LIBOR + 2.0%. At November 30, 1997, the required net worth was $35.0 million and the Company's actual net worth was $43.8 million. Although, the agreement requires the Company to maintain a debt-to-net-worth ratio not to exceed 2.5:1; and at November 30, 1997, the ratio was 2.76:1. The provision has been waived by the financial institution until April 30, 1998.

        In October 1997, the Company entered into a revolving credit/term loan facility with a financial institution pursuant to which the Company received an initial advance of $5.0 million which can be increased to $8.8 million with additional lender commitments. The loan is secured by certain interest only and residual interest certificates generated from the Company's March 1997 securitization. The facility has a final maturity date of October 31, 2002, and bears interest at the higher of (i) the prime rate as established by the Chase Manhattan Bank plus 2.5%, or (ii) 9.0%.

        Certain material covenant restrictions exist in the indenture governing the senior subordinated notes. These covenants include limitations on the Company's ability to incur indebtedness, grant liens on its assets and to enter into extraordinary corporate transactions. The Company may not incur indebtedness if, on the date of such incurrence and after giving thereto, the Consolidated Leverage Ratio (as defined below) would exceed 2:1, subject to certain exceptions. At November 30, 1997, the Consolidated Leverage Ratio was 2.93:1. Accordingly, the Company presently cannot incur additional debt other than Permitted Warehouse Indebtedness until the 2:1 ratio has been met through additional earnings or infusion of equity. The Consolidated Leverage Ratio is the ratio of (i) total debt, including subordinated debt, but excluding the Permitted Warehouse Indebtedness (as defined below), accounts payable outstanding less than 60 days, and the tax sharing payable to Mego Financial by the Company, to (ii) the consolidated net worth of the Company. The Permitted Warehouse Indebtedness is the outstanding amount under the warehouse line of credit agreement. In addition, an increasing amount of the Company's mortgage related securities are required to remain unpledged. At November 30, 1997, that requirement was $47.6 million, and at that date $32.6 million of mortgage related securities were pledged, and $61.7 million of mortgage related securities were unpledged.

        In addition, the Indenture Amendments provide, among other things, that the Company may not incur Unsecured Senior Indebtedness (as defined in the Indenture), if the Adjusted Consolidated Leverage Ratio (as defined below), on the date of such incurrence after giving effect thereto, exceeds 1:1. The Adjusted Consolidated Leverage Ratio is the ratio of (i) the amount of all Unsecured Senior Indebtedness to (ii) the sum of (A) Consolidated Net Income (net income minus gain on sale of loans and net unrealized gain on mortgage related securities plus provision for credit losses, depreciation and amortization and amortization of excess servicing rights) from September 1, 1997 to the end of the most recent fiscal quarter and (B) the aggregate net proceeds received by the Company from the issuance or sale of stock or debt securities converted to stock, after September 1, 1997. Furthermore, the Indenture Amendments imposed a limit on the amount of mortgage related securities that must remain unpledged and removed the limitation on the amount of Permitted Warehouse Indebtedness.

        While the Company believes that it will be able to maintain its existing credit facilities and obtain replacement financing as its credit arrangements mature and additional financing, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all. The lack of adequate capital may result in the curtailment of loan originations and thereby impair the Company's revenue and income stream. At November 30, 1997, no commitments existed for material capital expenditures.

        In furtherance of the Company's earlier strategy to sell loans primarily through securitizations, beginning in March 1996 through August 1997, the Company completed its first seven securitizations pursuant to which it sold pools of loans aggregating $531.3 million. The Company previously reacquired an aggregate of $512.3 million of such loans. Pursuant to these securitizations, pass-through securities evidencing interests in the pools of loans were sold in public offerings. The Company continues to service the sold loans and is entitled to receive from payments in respect of interest on the sold loans, not in default, a servicing fee equal to 1.25% of the balance of each loan with respect to the March 1996 transaction and 1.0% with respect to the other transactions. In addition, from each securitization, the Company has received residual interest securities, contractual rights, and in some of the transactions, also received interest only strip securities, all of which were recorded as mortgage related securities on the Statements of Financial Condition. The residual interest securities and the contractual rights represent the excess differential (after payment of any servicing, interest and other fees, and the contractual obligations payable to the note and certificate holders) between the interest paid by the obligors of the sold loans and the yield on the sold notes, certificates and interest only strip securities. Also, from the two securitizations completed during fiscal 1996 and the first two securitizations completed in fiscal 1997, the Company has also received interest only strip securities. These interest only securities yield annual rates between 0.45% and 1.00% calculated on the principal balance of the loans not in default. The Company may be required to repurchase loans that do not conform to the representations and warranties made by the Company in the securitization agreements and, as servicer, may be required to advance interest in connection with the securitizations.

        Securitization transactions may be affected by a number of factors, some of which are beyond the Company's control, including, among other things, conditions in the securities markets in general, conditions in the asset-backed securitization market, the conformity of loan pools to rating agency requirements and, to the extent that monoline insurance is used, the requirements of such insurers. The Company anticipates that a majority of its loan originations in 1998 will be disposed of through whole loan sales on a servicing released basis. This method of loan disposition is anticipated to generate cash sale premiums and further the Company's strategy to achieve at least a cash flow neutral basis from operations in 1998.

        The values of and markets for the sale of the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and government regulations. Adverse changes in those factors may affect the Company's ability to originate or sell loans in the secondary market for acceptable prices within reasonable time frames.

        In April 1995, the Company entered into a continuing agreement with a financial institution pursuant to which an aggregate of approximately $833.3 million in principal amount of loans had been sold at November 30, 1997 for an amount approximately equal to their remaining principal balances. Pursuant to the agreement, the purchaser is entitled to receive interest at a variable rate equal to the sum of 200 basis points and the one-month LIBOR rate as in effect from time to time on loans not yet sold by the institution which amounted to $153.0 million at November 30, 1997. The Company retained the right to service the loans and the right to receive the excess interest. The Company is required to maintain a reserve account equal to 25% of the principal amount of Title I Loans which are more than 60 days delinquent plus 100% of the principal amount of Conventional Loans which are more than 60 days delinquent.

        During the three months ended November 30, 1996, the Company entered into an agreement with the same financial institution, providing for the purchase of up to $2.0 billion of loans over a five-year period. Pursuant to the agreement, Mego Financial issued to the financial institution four-year warrants to purchase 1 million shares of Mego Financial's Common Stock at an exercise price of $7.125 per share. The agreement also provides that so long as the aggregate principal balance of loans purchased by the financial institution and not resold to third parties exceeds $100.0 million ($150.0 million through September 30, 1997), the financial institution shall not be obligated to purchase, and the Company shall not be obligated to sell, loans under the agreement. The value of the warrants, estimated at $3.0 million (0.15% of the commitment amount) as of the commitment date, is being amortized as the commitment for the purchase of loans is utilized. The Company has agreed to pay to Mego Financial the value of the warrants.

        Net cash used in the Company's operating activities for the three months ended November 30, 1996 and 1997 was $7.2 million and $53.9 million, respectively. During the three months ended November 30, 1996 and 1997, cash provided by financing activities amounted to $34.3 million and $53.0 million, respectively.

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

        The Company believes that, based upon current levels of loan originations and loan sales, with an emphasis on whole loan sales at a premium, funds from operations and financing activities, sales of loans, borrowings under its existing credit facilities and the net proceeds from the Private Placement Offering will be sufficient to satisfy its contemplated cash requirements for approximately the next 12 months. Management anticipates that in the future the Company may determine to raise funds through additional public or private offerings of its debt or equity securities

FINANCIAL CONDITION

November 30, 1997 compared to August 31, 1997

        Cash and cash equivalents decreased 14.7% to $5.2 million at November 30, 1997 from $6.1 million at August 31, 1997 primarily as a result of increased loan originations during the period and an increased level of loans held for sale at November 30, 1997.

        Restricted cash deposits increased 27.6% to $8.8 million at November 30, 1997 from $6.9 million at August 31, 1997 primarily due to the number of loans sold and securitized in prior periods.

        Loans held for sale, net, increased to $55.7 million at November 30, 1997 from $9.5 million at August 31, 1997 primarily as a result of the Company's increased loan originations and the timing of loan sales, with no securitization transaction during the three months ended November 30, 1997.

        Changes in the allowance for credit losses and the allowance for credit losses on loans sold with recourse for the three months ended November 30, 1997 consist of the following (thousands of dollars):

Balance at August 31, 1997                                              $ 7,114
    Provision for credit losses                                           1,702
    Reductions to the provision due to securitizations or
      loans sold without recourse                                          (112)
    Reductions due to charges to allowance for credit losses                 (5)
                                                                        -------
Balance at November 30, 1997                                            $ 8,699
                                                                        =======

        The allowance for credit losses and the allowance for credit losses on loans sold with recourse consist of the following at these dates:

                                                                 AUGUST 31,   NOVEMBER 30,
                                                                   1997          1997
                                                               ------------  ------------
                                                                 (thousands of dollars)
Allowance for credit losses                                    $        100  $        116
Allowance for credit losses on loans sold with recourse               7,014         8,583
                                                               ------------  ------------
    Total                                                      $      7,114  $      8,699
                                                               ============  ============

        Mortgage related securities decreased $12.0 million to $94.3 million from $106.3 million at August 31, 1997 primarily due to the revaluation adjustments to the carrying value. See Note 4 of Notes to Condensed Financial Statements.

        Prepaid debt expenses increased $2.6 million to $5.0 million at November 30, 1997 from $2.4 million at August 31, 1997 primarily due to the debt expense related to the additional $40.0 million of subordinated debt issued in October 1997.

        The income tax benefit was $9.3 million at November 30, 1997 comprised of federal and state income taxes, while no such benefit was previously reported. Prior to the Spin-off, income taxes were included in the Due to Mego Financial category since Mego Financial filed a consolidated tax return.

        Other assets decreased 62.0% to $302,000 at November 30, 1997 from $795,000 at August 31, 1997 primarily due to a reclassification of accrued fees on securitizations to other receivables of $537,000.

        Notes and contracts payable increased 51.0% to $53.7 million at November 30, 1997 from $35.6 million at August 31, 1997 due to the increased borrowings by the Company to fund loan originations as a result of the overall growth in the Company's business.

        Allowance for credit losses on loans sold with recourse increased 22.4% to $8.6 million at November 30, 1997 from $7.0 million at August 31, 1997 primarily due to increased loan sales. Recourse to the Company on sales of loans is governed by the agreements between the purchasers and the Company. The allowance for credit losses on loans sold with recourse represents the Company's estimate of its probable future credit losses to be incurred over the lives of the loans considering estimated future FHA insurance recoveries on Title I Loans. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations, as the Company has no recourse obligation under those securitization agreements for credit losses and estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its residual interest securities.

        Due to Mego Financial Corp. decreased 36.3% to $6.2 million at November 30, 1997 from $9.7 million at August 31, 1997. The decrease was primarily attributable to the payment of federal income taxes owed to Mego Financial as a result of the filing of a consolidated federal tax return and repayment of advances made by Mego Financial to the Company.

        Due to Preferred Equities Corporation increased 88.3% to $840,000 at November 30, 1997 from $446,000 at August 31, 1997 due primarily to the timing of payment of management and servicing fees.

        Stockholders' equity decreased 17.6% to $43.8 million at November 30, 1997 from $53.1 million at August 31, 1997 as a result of the net loss of $11.7 million during the three months ended November 30, 1997, partially offset by an increase in additional paid-in capital related to federal income tax benefit which was a result of the Spin-off.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 125") which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. As required by the statement, the Company adopted the new requirements effective January 1, 1997 and applied them prospectively. No material impact resulted from the implementation of SFAS 125. See Note 3 of Notes to Condensed Financial Statements.

        The FASB issued SFAS No. 128, "Earnings per Share," ("SFAS 128") in March 1997, effective for financial statements issued after December 15, 1997. The statement provides simplified standards for the computation and presentation of earnings per share ("EPS"), making EPS comparable to international standards. SFAS 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully-diluted" EPS under APB Opinion No. 15. See Note 3 of Notes to Condensed Financial Statements for further discussion and SFAS 128 pro forma calculations.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        No significant developments in any litigation previously reported occurred during the three month period ended November 30, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 EXHIBIT NUMBER                       DESCRIPTION
 --------------                       -----------
       27.1          Financial Data Schedule (for SEC use only).

No reports on Form 8-K were filed during the period, except as previously reported in the Company's Form 10-K for the year ended August 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MEGO MORTGAGE CORPORATION

                                 By:/s/ James L. Belter
                                    --------------------------------------------
                                    James L. Belter
                                    Executive Vice President
                                    Treasurer and Chief Financial Officer


Date:   January 14, 1998