Form 10-Q
period 1998-02-28
MEGO MORTGAGE CORP
filed 1998-04-20
CIK 1023334

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________TO _____________

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

        As of April 17, 1998, there were 12,300,000 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

================================================================================

                                  MEGO MORTGAGE CORPORATION



                                            INDEX
                                            -----



                                                                                         Page
                                                                                         ----
PART I     FINANCIAL INFORMATION


Item 1.    Condensed Financial Statements (unaudited)

           Condensed Statements of Financial Condition at
           August 31, 1997 and February 28, 1998...........................................1

           Condensed Statements of Operations for the Three and Six Months Ended
           February 28, 1997 and 1998  ....................................................2

           Condensed Statements of Cash Flows for the Six Months Ended
           February 28, 1997 and 1998 .....................................................3

           Condensed Statements of Stockholders' Equity for the Six Months Ended
           February 28, 1998 ..............................................................4

           Notes to Condensed Financial Statements.........................................5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................................12

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................32

Item 5.    Other..........................................................................32

Item 6.    Exhibits and Reports on Form 8-K...............................................32

SIGNATURE ................................................................................33

                            MEGO MORTGAGE CORPORATION
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)


                                                                                      AUGUST 31,    FEBRUARY 28,
                                                                                         1997          1998
                                                                                       --------      --------
                                                                                 (thousands of dollars, except
                                                                                      per share amounts)
ASSETS
Cash and cash equivalents                                                              $  6,104      $  3,152
Cash deposits, restricted                                                                 6,890        10,039
Loans held for sale, net of allowance for credit losses of $100 and $887                  9,523        55,820
Mortgage related securities, at fair value                                              106,299        91,254
Mortgage servicing rights                                                                 9,507         8,714
Other receivables                                                                         7,945         4,835
Property and equipment, net of accumulated depreciation of $675 and $1,010                2,153         1,847
Organizational costs, net of amortization                                                   289           193
Prepaid debt expenses                                                                     2,362         4,791
Prepaid commitment fee                                                                    2,333         3,869
Deferred federal income tax asset                                                            --        12,751
Deferred state income tax asset                                                              --         1,750
Other assets                                                                                795           439
                                                                                       --------      --------

            TOTAL ASSETS                                                               $154,200      $199,454
                                                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes and contracts payable                                                         $ 35,572      $ 56,821
   Accounts payable and accrued liabilities                                              17,858        13,387
   Allowance for credit losses on loans sold with recourse                                7,014         8,514
   State income taxes payable                                                               649            --
                                                                                       --------      --------

            Total liabilities                                                            61,093        78,722
                                                                                       --------      --------

Subordinated debt                                                                        40,000        80,367
                                                                                       --------      --------

Stockholders' equity:
   Preferred Stock, $.01 par value per share
     (Authorized--5,000,000 shares)                                                          --            --
   Common Stock, $.01 par value per share
     (Authorized--50,000,000 shares;
     Issued and outstanding--12,300,000 at August 31, 1997 and February 28, 1998)           123           123
   Additional paid-in capital                                                            29,185        36,633
   Retained earnings                                                                     23,799         3,609
                                                                                       --------      --------

            Total stockholders' equity                                                   53,107        40,365
                                                                                       --------      --------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $154,200      $199,454
                                                                                       ========      ========


                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                            FEBRUARY 28,                     FEBRUARY 28,
                                                                 -----------------------------     ----------------------------
                                                                      1997             1998             1997             1998
                                                                 ------------     ------------     ------------     ------------
                                                                              (thousands of dollars, except per share amounts)
REVENUES:
    Gain (loss) on sale of loans                                 $      5,823     $     (1,912)    $     15,424     $      1,809
    Net unrealized gain (loss) on mortgage related securities           3,143           (3,652)           2,908          (16,760)
    Loan servicing income, net                                            560            1,310            1,198            2,504

    Interest income                                                     2,029            4,879            3,029            9,175
    Less: interest expense                                             (1,503)          (4,195)          (2,148)          (7,281)
                                                                 ------------     ------------     ------------     ------------
       Net interest income                                                526              684              881            1,894
                                                                 ------------     ------------     ------------     ------------

                Net revenues (losses)                                  10,052           (3,570)          20,411          (10,553)
                                                                 ------------     ------------     ------------     ------------

COSTS AND EXPENSES:
    Net provision for credit losses                                      (800)             706              911            2,296
    Depreciation and amortization                                         156              298              296              506
    Other interest                                                         51              150               98              227
    General and administrative:
       Payroll and benefits                                             2,497            4,624            4,313            9,831
       Professional services                                              560            1,019              991            2,536
       Commissions and selling                                            651              642            1,234            1,332
       Sub-servicing fees                                                 372              610              657            1,271
       Other services                                                     252              694              457            1,084
       Rent and lease expenses                                            197              365              451              658
       Travel                                                              83              276              205              536
       Credit reports                                                     380              194              533              466
       FHA insurance                                                       75               37              278              143
       Other                                                              129              506              526            1,100
                                                                 ------------     ------------     ------------     ------------

                Total costs and expenses                                4,603           10,121           10,950           21,986
                                                                 ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                                       5,449          (13,691)           9,461          (32,539)

INCOME TAXES (BENEFIT)                                                  2,078           (5,196)           3,611          (12,349)
                                                                 ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                                $      3,371     $     (8,495)    $      5,850     $    (20,190)
                                                                 ============     ============     ============     ============





EARNINGS (LOSS) PER COMMON SHARE:
    Basic:
    Net income (loss)                                            $       0.27     $      (0.69)    $       0.52     $      (1.64)
                                                                 ============     ============     ============     ============

    Weighted-average number of common shares outstanding           12,300,000       12,300,000       11,296,133       12,300,000
                                                                 ============     ============     ============     ============

    Diluted:
    Net income (loss)                                            $       0.27     $      (0.69)    $       0.51     $      (1.64)
                                                                 ============     ============     ============     ============
    Weighted-average number of common shares
       and common share equivalents outstanding                    12,476,069       12,300,000       11,463,259       12,300,000
                                                                 ============     ============     ============     ============

                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                            SIX MONTHS ENDED FEBRUARY 28,
                                                                                              -------------------------
                                                                                                 1997            1998
                                                                                              ---------       ---------
                                                                                                (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                         $   5,850       $ (20,190)
                                                                                              ---------       ---------
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Additions to mortgage servicing rights                                                    (3,086)           (434)
       Net unrealized loss (gain) on mortgage related securities                                 (2,908)         16,760
       Additions to mortgage related securities                                                 (26,715)         (1,008)
       Net provisions for estimated credit losses                                                   911           2,296
       Depreciation and amortization expense                                                        296             506
       Amortization of prepaid debt expense                                                         177             656
       Amortization of prepaid commitment fee                                                       264             464
       Amortization of mortgage servicing rights                                                  1,108           1,227
       Accretion of residual interest on mortgage related securities                             (1,306)         (4,435)
       Payments on mortgage related securities                                                      503             632
       Amortization of mortgage related securities                                                  956             556
       Additions to deferred loan fees, net                                                        (287)         (8,322)
       Loans originated for sale, net of loan fees                                             (173,722)       (327,188)
       Payments on loans held for sale                                                               97           1,179
       Proceeds from sale of loans                                                              167,441         286,800
       Changes in operating assets and liabilities:
          Increase in cash deposits, restricted                                                  (1,088)         (3,149)
          Decrease (increase) in other assets, net                                               (1,011)          2,755
          Decrease in state income taxes payable                                                   (672)             --
          Increase in deferred state income tax asset                                                --          (1,750)
          Increase in deferred federal income tax asset                                              --         (12,751)
          Increase (decrease) in other liabilities, net                                          (6,447)          3,370
                                                                                              ---------       ---------

             Total adjustments                                                                  (45,489)        (41,836)
                                                                                              ---------       ---------

                Net cash used in operating activities                                           (39,639)        (62,026)
                                                                                              ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                           (1,119)            (30)
    Proceeds from sale of property and equipment                                                      3              --
                                                                                              ---------       ---------

                Net cash used in investing activities                                            (1,116)            (30)
                                                                                              ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings on notes and contracts payable                                     123,067         328,802
    Payments on notes and contracts payable                                                    (126,278)       (310,611)
    Issuance of subordinated debt                                                                37,750          38,373
    Proceeds from sale of common stock                                                           20,658              --
                                                                                              ---------       ---------

                Net cash provided by financing activities                                        55,197          56,564
                                                                                              ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             14,442          (2,952)

CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD                                                      443           6,104
                                                                                              ---------       ---------

CASH AND CASH EQUIVALENTS--END OF PERIOD                                                      $  14,885       $   3,152
                                                                                              =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                                               $   1,041       $   4,602
                                                                                              =========       =========
       State income taxes                                                                     $   1,241       $     493
                                                                                              =========       =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    Addition to prepaid commitment fee and Due to Mego Financial Corp.
       in connection with loan sale commitment received                                       $   3,000       $      --
                                                                                              =========       =========
    Increase in deferred federal income tax asset related to Spin-off                         $      --       $   2,354
                                                                                              =========       =========

                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                            COMMON STOCK
                                                           $.01 PAR VALUE         ADDITIONAL
                                                   --------------------------       PAID-IN        RETAINED
                                                     SHARES          AMOUNT         CAPITAL        EARNINGS           TOTAL
                                                   ----------      ----------      ----------      ----------       ----------
                                                               (thousands of dollars, except per share amounts)

Balance at August 31, 1997                         12,300,000      $      123      $   29,185      $   23,799       $   53,107

Increase in additional paid-in capital due to
    adjustment of deferred federal income tax
    asset related to Spin-off                              --              --           2,354              --            2,354

Increase in additional paid-in capital due to
    settlement of amount payable to
    Mego Financial Corp. related to Spin-off
    (see Note 5 of Notes to Condensed
    Financial Statements)                                  --              --           5,094              --            5,094

Net loss for the six months ended
    February 28, 1998                                      --              --              --         (20,190)         (20,190)
                                                   ----------      ----------      ----------      ----------       ----------

Balance at February 28, 1998                       12,300,000      $      123      $   36,633      $    3,609       $   40,365
                                                   ==========      ==========      ==========      ==========       ==========

                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1998


1.  CONDENSED FINANCIAL STATEMENTS

        In the opinion of management, when read in conjunction with the audited Financial Statements for the years ended August 31, 1996 and 1997, contained in the Form 10-K of Mego Mortgage Corporation filed with the Securities and Exchange Commission for the year ended August 31, 1997, the accompanying unaudited Condensed Financial Statements contain all of the information necessary to present fairly the financial position of Mego Mortgage Corporation at February 28, 1998, the results of its operations for the three and six months ended February 28, 1997 and 1998, the change in stockholders' equity for the six months ended February 28, 1998 and the cash flows for the six months ended February 28, 1997 and 1998. Certain reclassifications have been made to conform prior periods with the current period presentation.

        The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein which are normal and recurring in nature. The results of operations for the three and six months ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  NATURE OF OPERATIONS

        Mego Mortgage Corporation (the "Company") was incorporated on June 12, 1992, in the state of Delaware. The Company, through its loan correspondents and home improvement contractors, is primarily engaged in the business of originating, selling, servicing and pooling home improvement and debt consolidation loans, certain of which qualify under the provisions of Title I of the National Housing Act which is administered by the U.S. Department of Housing and Urban Development ("HUD"). Pursuant to the Title I credit insurance program, 90% of the principal balances of the loans are U.S. government insured ("Title I Loans"), with cumulative maximum coverage equal to 10% of all Title I Loans originated by the Company. In May 1996, the Company commenced the origination of conventional home improvement loans, generally secured by residential real estate, and debt consolidation loans ("Conventional Loans") through its network of loan correspondents and dealers. In December 1997, the Company commenced the origination of subprime conventional residential first mortgage loans ("First Mortgage Loans") solely for sale at cash premiums in the secondary market, without recourse for credit losses or risk of prepayment. During the six months ended February 28, 1998, the Company's loan originations were comprised of 93.0% Conventional Loans, 5.5% Title I Loans and 1.5% First Mortgage Loans.

        The Company was formed as a wholly-owned subsidiary of Mego Financial Corp. ("Mego Financial") and remained so until November 1996, when the Company issued 2.3 million shares of its common stock, $.01 par value per share (the "Common Stock"), in an underwritten public offering (the "IPO") at $10.00 per share. As a result of this transaction, Mego Financial's ownership in the Company was reduced from 100% at August 31, 1996 to 81.3%. Concurrently with the Common Stock offering, the Company issued $40.0 million of 12.5% senior subordinated notes due in 2001 in an underwritten public offering. In October 1997, the Company issued an additional $40.0 million of 12.5% senior subordinated notes due in 2001 in a private placement (the "Private Placement"). The proceeds from the offerings received by the Company have been used to repay borrowings and provide funds for originations and securitizations of loans. See
Note 8.

        On September 2, 1997, Mego Financial distributed all of its 10 million shares of the Company's Common Stock to Mego Financial shareholders in a tax-free spin-off (the "Spin-off").

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1998



3.  RECENT DEVELOPMENTS

        In January 1998, in order to improve its cash position, the Company entered into the Excess Yield and Servicing Rights Purchase and Assumption Agreement (the "Excess Yield Agreement") with a financial institution with which the Company has a master loan purchase and servicing agreement providing for the purchase of up to $2.0 billion in loans over a five year period (the "Master Purchase Agreement"). Pursuant to the Excess Yield Agreement, the Company sold the excess yield and servicing rights pertaining to approximately $175.5 million of Conventional Loans which had previously been sold under the Master Purchase Agreement. In the aggregate, when combined with the original sales proceeds, the Company received a purchase price equivalent to 101% of the principal balance of the Conventional Loans. In February 1998, the First and Second Amendments to the Excess Yield Agreement were executed pursuant to which an additional $12.0 million of Conventional Loans were sold. These transactions resulted in a loss of approximately $417,000 and generated approximately $4.5 million in cash proceeds to the Company. The Company is to receive additional compensation in the form of sales commissions upon the eventual disposition of certain of these Conventional Loans in the secondary market. The amount of the sales commissions will depend on the timing of those sales and the identities of the eventual purchasers. Approximately $99.0 million of these Conventional Loans had been resold in the secondary market by the end of March 1998. The remaining balance of these Conventional Loans of approximately $90.0 million are expected to be pooled with other Conventional Loans held by that financial institution with the intention of disposing of them in an asset-backed securitization in May 1998. The Company is to receive a two-thirds residual interest pertaining to the major portion of Conventional Loans disposed of in that securitization. Prior to eventual disposition of the Conventional Loans, there is limited recourse to the Company for repurchase of those loans which become more than 60 days contractually delinquent. The amount of this recourse is limited to 2-1/2% of the principal balance of the loans as of the date they became subject to the Excess Yield Agreement. The servicing rights of these loans will transferred to a third party and a reversal of servicing rights of approximately $1.2 million was recorded pursuant to this transaction.

        In April 1998, an agreement was made to adjust by $5.3 million the federal income tax portion of a payable that the Company owed Mego Financial as a result of the Company filing a consolidated federal income tax return with Mego Financial's affiliated group prior to the Spin-off. See Note 5.

4.  FINANCING ARRANGEMENTS

        The Company has four significant sources of financing: (i) a warehouse line of credit for up to $55.0 million decreasing in stages to $35.0 million at March 4, 1998 and to $20.0 million by April 17, 1998 (the "Warehouse Line");
(ii) a revolving credit facility for up to $25.0 million, less amounts outstanding under repurchase agreements (the "First Revolving Credit Facility");
(iii) a second revolving credit facility for up to $5.0 million which may, under certain circumstances, be increased to $8.8 million (the "Second Revolving Credit Facility"); and (iv) $80.0 million of outstanding 12 1/2% Senior Subordinated Notes due 2001 (the "Notes"). In addition, the Company has the Master Purchase Agreement providing for the purchase of up to $2.0 billion in loans over a five year period. Pursuant to a letter agreement dated December 29, 1997, the Master Purchase Agreement may be amended to provide for the purchase of up to $3.0 billion in loans over the period ending September 2001.

        In February 1998, in order to avoid non-compliance with the terms of the Warehouse Line, the Company entered into an amended and restated credit agreement (the "Amended Credit Agreement") modifying the existing Warehouse Line agreement to, among other things: (i) reduce the amount of the Warehouse Line from $65.0 million to $55.0 million and in stages to $35.0 million by March 4, 1998 (subject to increase with the approval of all of the parties to such agreement); (ii) change the expiration date of the Warehouse Line from June 15, 1998 to May 29, 1998; (iii) add the ability to borrow against First Mortgage Loans in an amount not to exceed 15% of the lenders' aggregate commitment; (iv) reduce the advance rate for certain loan categories; (v) prohibit the payment of dividends by the Company; (vi) limit the amount of "Funded Debt" (as defined therein to mean indebtedness for money borrowed, with certain exceptions) to the sum of (a) 100% of cash, (b) 95% of "loans held for sale, net" and (c) 80% of "Restricted Assets" which are restricted cash, mortgage related securities, mortgage servicing rights and excess servicing rights; and (vii) modify certain of the financial covenants

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1998


to, among other things, require the maintenance of (a) an adjusted leverage ratio of total liabilities (which excludes subordinated debt up to $80.4 million) to adjusted tangible net worth not to exceed 1.75 to 1.0, (b) an adjusted tangible net worth (which includes subordinated debt) of at least $110.0 million plus 75% of positive net income after December 31, 1997 and 100% of any new equity or subordinated debt offering and (c) a tangible net worth (which excludes subordinated debt) of at least $30.0 million plus 75% of positive net income after December 31, 1997 and 100% of any new equity or subordinated debt offering. In addition, the Company agreed to provide satisfactory purchase commitments by March 3, 1998 to the Warehouse Line lenders, covering the then pledged loans in the Warehouse Line. An extension of this compliance date to March 13, 1998 was received and the Company was in compliance with this requirement at that date.

        In April 1998, the Company entered in an amendment to the Amended Credit Agreement modifying such agreement to, among other things: (i) reduce the amount of the Warehouse Line to $20.0 million by April 17, 1998; and (ii) change certain definitions relating to the eligibility of loans as collateral under the agreement. As of the date of this report, the Company is not in compliance with the terms of the Warehouse Line because the amount outstanding under the line exceeds the amount permitted to be borrowed thereunder. The Company has received commitments for the sale of loans, the proceeds of which would be applied to reduce the amount outstanding under the line and would be sufficient to bring the Company in compliance with the terms thereof. However, there can be no assurance that such loan sales will be consummated.

        The Company believes that, based on its current business strategy of whole loan sales rather than securitization transactions and other funding sources expected to be available to it, the reduced Warehouse Line would be adequate to meet its needs.

        As a result of the losses the Company recognized during the six months ended February 28, 1998, the Company was not in compliance with certain provisions of the pledge and security agreement, as amended, governing the First Revolving Credit Facility and is not in compliance with certain provisions of the indenture governing the Notes. Specifically, the pledge and security agreement governing the First Revolving Credit Facility requires the Company to maintain a debt-to-net worth ratio not to exceed 2.5:1 and at February 28, 1998, the ratio was 2.95:1. The financial institution providing the First Revolving Credit Facility has agreed to waive the non-compliance provided that the debt-to-net worth ratio shall not exceed 6:1 prior to April 30, 1998 after which the ratio may not exceed 2.5:1. Additionally, at February 28, 1998 the Company is required to maintain a minimum net worth of $42.5 million and the Company's actual net worth was $40.4 million. The Company believes it will obtain a waiver of this requirement through May 31, 1998. The Company also expects to obtain an extension of the waiver of the debt-to-net-worth ratio requirement through May 29, 1998.

5. SETTLEMENT OF AMOUNT PAYABLE TO MEGO FINANCIAL CORP.

        In April 1998, an agreement was made to adjust by $5.3 million the income tax portion of a payable that the Company owed Mego Financial under a Tax Allocation and Indemnity Agreement dated November 19, 1996. The Company filed a consolidated federal income tax return with Mego Financial's affiliated group prior to the Spin-off under such Tax Allocation and Indemnity Agreement dated November 19, 1996. Following this transaction, the Company will owe Mego Financial $869,000 of which $215,000 is to be paid by conveyance to Mego Financial of certain loans with principal balances of approximately $404,000 with the balance payable in four annual installments. The settlement of the amount payable is recorded as an additional capital contribution on the Company's Statement of Financial Condition.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") in June 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1998

distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. SFAS 125 requires the Company's excess servicing rights be measured at fair market value and be reclassified as interest only receivables, carried as mortgage related securities, and accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As required by SFAS 125, the Company adopted the new requirements effective January 1, 1997, and applied them prospectively. Implementation of SFAS 125 did not have any material impact on the financial statements of the Company, as the book value of the Company's mortgage related securities approximated fair value.

        The following table reflects the components of mortgage related securities as required by SFAS 125 at February 28, 1998 (thousands of dollars):

Interest only strip securities                                    $ 4,916
Residual interest securities                                       78,709
Interest only receivables (formerly excess servicing rights)        7,629
                                                                  -------
  Total mortgage related securities                               $91,254
                                                                  =======

        All mortgage related securities are classified as trading securities and are recorded at their estimated fair values. Changes in the estimated fair values are recorded in current operations. See Note 7.

        SFAS No. 128, "Earnings per Share" ("SFAS 128") was issued by the FASB in February 1997, effective for financial statements issued after December 15, 1997. SFAS 128 provides simplified standards for the computation and presentation of earnings per share ("EPS"), making EPS comparable to international standards. SFAS 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully-diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15.

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

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1998


        Data utilized in calculating pro forma earnings per share under SFAS 128 is as follows:

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         FEBRUARY 28,                        FEBRUARY 28,
                                                -----------------------------        ------------------------------
                                                   1997               1998               1997               1998
                                                -----------       -----------        -----------       ------------
                                                                        (thousands of dollars)
Basic:
  Net income (loss)                             $      3,371      $     (8,495)      $      5,850      $    (20,190)
                                                ============      ============       ============      ============
  Weighted-average number of common shares        12,300,000        12,300,000         11,296,133        12,300,000
                                                ============      ============       ============      ============
    outstanding

Diluted:
  Net income (loss)                             $      3,371      $     (8,495)      $      5,850      $    (20,190)
                                                ============      ============       ============      ============
  Weighted-average number of common
    shares and common share equivalents
    outstanding                                   12,476,069        12,300,000         11,463,259        12,300,000
                                                ============      ============       ============      ============


        The following tables reconcile the net income (loss) applicable to common stockholders, basic and diluted shares, and EPS for the following periods:

                                      THREE MONTHS ENDED FEBRUARY 28,  1997            THREE MONTHS ENDED FEBRUARY 28, 1998
                                 ----------------------------------------------   ------------------------------------------------
                                                                     PER-SHARE                                         PER-SHARE
                                    INCOME            SHARES           AMOUNT        INCOME             SHARES            AMOUNT
                                 ------------      ------------      ----------   ------------       ------------       ----------
                                                                (thousands of dollars, except per share amounts)

Net income (loss)                $      3,371                                     $     (8,495)

BASIC EPS
Income (loss) applicable
  to common stockholders                3,371        12,300,000      $     0.27         (8,495)        12,300,000       $    (0.69)
                                 ------------      ------------      ==========   ------------       ------------       ==========

Effect of dilutive
  securities:
  Warrants                                 --                --                             --                 --
  Stock options                            --           176,069                             --                 --
                                 ------------      ------------                   ------------       ------------

DILUTED EPS
Income (loss) applicable
  to common stockholders
  and assumed conversions        $      3,371        12,476,069      $     0.27   $     (8,495)        12,300,000       $    (0.69)
                                 ============      ============      ==========   ============       ============       ==========

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1998




                                       SIX MONTHS ENDED FEBRUARY 28, 1997               SIX MONTHS ENDED FEBRUARY 28, 1998
                                 ---------------------------------------------   ---------------------------------------------
                                                                     PER-SHARE                                      PER-SHARE
                                    INCOME            SHARES           AMOUNT       INCOME             SHARES         AMOUNT
                                 ------------      ------------       ========   ------------       ------------      ========
                                                         (thousands of dollars, except per share amounts)

Net income (loss)                $      5,850                                    $    (20,190)

BASIC EPS
Income (loss) applicable
  to common stockholders                5,850        11,296,133       $   0.52        (20,190)        12,300,000      $  (1.64)
                                 ------------      ------------       ========   ------------       ------------      ========

Effect of dilutive
  securities:
  Warrants                                 --                --                           --                 --
  Stock options                            --           167,126                           --                 --
                                 ------------      ------------                  ------------       ------------

DILUTED EPS
Income (loss) applicable
  to common stockholders
  and assumed conversions        $      5,850        11,463,259       $   0.51   $    (20,190)        12,300,000      $  (1.64)
                                 ============      ============       ========   ============       ============      ========

7.  ADJUSTMENTS TO CARRYING VALUES OF MORTGAGE RELATED SECURITIES

        During the three months ended November 30, 1997, the Company experienced voluntary prepayment activity and delinquencies with respect to its securitized Conventional Loans which substantially exceeded the levels which had been assumed for this time frame. This acceleration in the speed of prepayment has caused management, after consultation with its financial advisors, to adjust as of November 30, 1997, the assumptions previously utilized in calculating the carrying value of its mortgage related securities. The revised prepayment assumptions reflect an annualized prepayment rate of 3% in the first month following a securitization, increasing by level monthly increments up to the 15th month at which time the annualized rate is at 17%. This annualized voluntary prepayment rate is maintained at that level through the 36th month at which time such rate is assumed to decline by 1/2% per month until the 42nd month, at which time the rate is presumed to be 14%. This rate is assumed to be maintained for the remaining life of the loan portfolio.

        The loss assumptions have also been modified to reflect losses commencing in the third month following a securitization increasing in level monthly increments until a 2% annualized loss rate is achieved in the 18th month. The annualized loss rate is projected to remain at that level throughout the remaining life of the portfolio. On a cumulative basis, this model assumes aggregate losses of approximately 9% of the original portfolio balance. Despite the moderate change in the acceleration of assumed losses, after applying the new voluntary prepayment rates, the cumulative loss assumption of 9% results in approximately the same level of loss as had been previously assumed.

        At November 30, 1997, the application of such revised prepayment and loss assumptions to the Company's portfolio of mortgage related securities required the Company to adjust the carrying value of such securities by approximately $14.1 million, of which $10.2 million related to Conventional Loans and $3.9 million related to Title I Loans.

        During the three months ended February 28, 1998, the Company experienced increased levels of over-collateralization and higher than anticipated prepayments on Title I Loans resulting in a downward adjustment to the portfolio of mortgage related securities. The Company also recognized the impairment of the carrying value of a security which had previously been recorded as a whole loan sale, sold servicing retained, whose underlying loans are anticipated to be repurchased and included in a future securitization. As a result of the foregoing, the Company adjusted the carrying value of mortgage related securities with negative adjustments of approximately $3.7 million and $17.7 million for the three and six months ended February 28, 1998, respectively. At February 28, 1998,

                           MEGO MORTGAGE CORPORATION
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
         For the three and six months ended February 28, 1997 and 1998 mortgage related securities were $91.3 million compared to $94.3 million at November 30, 1997 and $106.3 million at August 31, 1997.

        The Company utilizes a 12% discount rate to calculate the present value of cash flow streams. Taken in conjunction with the above prepayment and loss assumptions, management believes these valuations reflect current market values.

8.  PRIVATE PLACEMENT

        In October 1997, the Company issued $40.0 million of 12.5% senior subordinated notes ("Additional Notes") due in 2001 in the Private Placement which increased the aggregate principal amount of outstanding 12.5% senior subordinated notes from $40.0 million to $80.0 million. The Company used the net proceeds of $38.4 million, after deducting expenses, of the Private Placement to repay $3.9 million of debt due to Mego Financial, $29.0 million to reduce the amounts outstanding under the Company's lines of credit and the balance to provide capital to originate and securitize loans and for working capital. These Additional Notes are subject to the indenture governing all of the Company's senior subordinated notes. In connection with the consent solicitation, the Company made consent payments totaling $392,000 ($10.00 cash per $1,000 principal amount of Exiting Notes) to holders thereof who properly furnished their consents to the amendments to the original indenture.

        The Company has entered into a registration rights agreement with Friedman, Billings, Ramsey & Co., Inc. ("Registration Rights Agreement") pursuant to which the Company agreed, for the benefit of the holders of the Additional Notes, at the Company's cost, (i) to file a registration statement (the "Exchange Offer Registration Statement") with respect to a registered offer to exchange the Additional Notes ("Exchange Offer") for notes of the Company with terms identical in all material respects to the Additional Notes ("Exchange Notes") (except that the Exchange Notes will not contain terms with respect to transfer restrictions or interest rate increases) with the Securities and Exchange Commission ("SEC") by November 28, 1997 and (ii) to use its best efforts to cause the Exchange Offer Registration Statement to be declared effective under the Securities Act on or before January 12, 1998. Promptly after the Exchange Offer Registration Statement has been declared effective, the Company will offer the Exchange Notes in exchange for surrender of the Additional Notes. The Company will keep the Exchange Offer open for not less than 30 days (or longer if required by applicable law) after the date notice of the Exchange Offer is mailed to the holders of the Additional Notes. For each Additional Note validly tendered to the Company pursuant to the Exchange Offer and not withdrawn by the holder thereof, the holder of such Additional Note will receive Exchange Notes having a principal amount equal to that of the tendered Additional Note. Interest on each Exchange Note will accrue from the last interest payment date on which interest was paid on the tendered Additional Notes in exchange therefor or, if no interest has been paid on such Additional Notes, from the date of its original issue. The Company filed the Exchange Offer Registration statement with the SEC on November 28, 1997, however, such registration statement has not been declared effective by the SEC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain forward-looking statements and information relating to Mego Mortgage Corporation (the "Company") that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new loan programs and products and future financial performance, including growth in revenues and net income and cash flows. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. Also, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

        The following discussion and analysis should be read in conjunction with the Condensed Financial Statements, including the notes thereto, contained elsewhere herein and in the Financial Statements, including the notes thereto, in the Company's Form 10-K for the fiscal year ended August 31, 1997.

GENERAL

        The Company is a specialized consumer finance company that originates, purchases, sells, securitizes and services consumer loans consisting primarily of conventional uninsured home improvement and debt consolidation loans which are generally secured by liens on residential property ("Conventional Loans"). The Company historically has originated loans through its network of independent correspondent lenders ("Correspondents") and home improvement construction contractors ("Dealers"). To both broaden its channels of origination and reduce its overall cost of loan acquisition, the Company commenced direct origination of Conventional Loans in the three months ended November 30, 1997. To facilitate these new origination channels, the Company has entered into contractual arrangements with third party financial institutions for the acquisition of qualified consumer loan referrals. These referrals do not conform to that institution's programs, but may be suitable for approval and funding under the Company's product lines that are not available at the referring institution. By making direct loans to consumers, the Company avoids the payment of premiums which it incurs with the acquisition of completed loans from its Correspondent network. It is anticipated that the origination fees charged to consumers on the direct loans will adequately cover the cost of the referrals and thereby place the Company on a positive cash flow basis with respect to these direct loan originations.

        Until May 1996, the Company originated only home improvement loans insured under the Title I credit insurance program ("Title I Loans") of the Federal Housing Administration (the "FHA"). Subject to certain limitations, the Title I program provides for insurance of 90% of the principal balance of the loan and certain other costs. The Company began offering Conventional Loans through its Correspondents in May 1996 and through its Dealers in September 1996. Since May 1996, Conventional Loans have accounted for an increasing portion of the Company's loan originations. For the three months ended February 28, 1997 and 1998, the Company originated $89.7 million and $116.5 million of Conventional Loans, respectively, which constituted 80.6% and 91.5%, respectively, of the Company's total loan originations during the periods. For the six months ended February 28, 1997 and 1998, the Company originated $120.8 million and $304.3 million of Conventional Loans, respectively, which constituted 69.6% and 93.0%, respectively, of the Company's total loan originations during the periods.

        In December 1997, the Company began originating subprime residential first mortgage loans ("First Mortgage Loans"). The Company originates First Mortgage Loans through the correspondent loan source network as well as through specifically approved brokers. The Company believes that there are several advantages to originating First Mortgage Loans including (i) the existence of a more liquid secondary market for such loans, (ii) the average principal amount of such loans is typically two times greater than that of a Conventional Loan and (iii) such loans are originated by correspondents at lower premiums. For the six months ended February 28, 1998, the Company originated $4.8 million of First Mortgage Loans.

        The Company has historically sold substantially all the loans it originated either through securitizations at a yield below the stated interest rate on the loans, generally retaining the right to service the loans and to receive any amounts in excess of the yield to the purchasers, or through whole loan sales to third party institutional purchasers. In connection with whole loan sales, the Company either sells the loans on a servicing retained basis at a yield below the stated interest rate on the loans or on a servicing released basis. Currently, sales on a servicing released basis and some sales on a servicing retained basis are at a premium. In connection with securitizations, certain of the regular interests of the related securitizations were sold, with the interest only and residual class securities generally retained by the Company. The Company presently intends to dispose of a majority of its loan originations on an ongoing basis through whole loan sales on a servicing released basis, at a premium, as opposed to securitizations.

        The Company has operated since March 1994 on a negative cash flow basis. As a result of such negative cash flow of the Company's operations, the provisions under the indenture governing the Company's senior subordinated notes limiting the Company's ability to incur additional indebtedness and the reduction of the Company's warehouse line of credit ("Warehouse Line") from $55.0 million to $20.0 million, the Company has substantially curtailed the origination of loans during the quarter ended February 28, 1998. Loan originations for the three months ended February 28, 1998 totaled $127.3 million as compared to $199.9 million for the three months ended November 30, 1997. In conjunction with this curtailment, the Company restructured its workforce which resulted in a 32% reduction in the number of employees from its peak in early January 1998 through March 1998. The Company has refocused its operations on the origination of those loan products which are either cash flow positive at the time of their acquisition or substantially less expensive to acquire than the historical business previously generated by the Dealer and Correspondent divisions. In this regard, the Company is intensifying its efforts toward direct consumer loan origination which generates fees to the Company at the time of origination. Additional efforts are being made to expand the Company's First Mortgage Loan originations which have a lower cost of acquisition as well as a more liquid secondary market for loan dispositions. There can be no assurance, however, that the Company will be successful in its efforts to achieve a cash flow neutral or positive basis.

        The Company recognizes revenue from gain on sale of loans, unrealized gain on mortgage related securities, interest income and servicing income. Interest income, net, represents the interest received on loans in the Company's portfolio prior to their sale, plus accretion of interest related to mortgage related securities, net of interest paid under its credit agreements. The Company continues to service a substantial amount of loans sold through February 28, 1998. However, during the six months ended February 28, 1998, $113.1 million of loans were sold with servicing released. Net loan servicing income represents servicing fee income and other ancillary fees received for servicing loans less the amortization of capitalized mortgage servicing rights, and through January 1, 1997, the date of adoption of Statement of Financial Accounting Standards No. 125 ("SFAS 125"), the amortization of excess servicing rights. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Excess servicing rights were amortized in proportion to and over the estimated lives of the related loans.

        Gain on sale of loans includes the gain on sale resulting from securitizations and whole loan sales. The gain on sale in securitization transactions is determined by an allocation of the cost of the securities based on the relative fair values of the interests sold and the interests retained. In a securitization, the Company retains a residual interest security and may retain an interest only strip security. The fair value of the residual interest and interest only strip security is the present value of the estimated net cash flows to be received after considering the effects of estimated prepayments and credit losses and, where applicable, net of estimated FHA insurance recoveries on Title I Loans. The net unrealized gain (loss) on mortgage related securities represents the difference between the allocated cost basis of the securities and the estimated fair value.

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

        During the three months ended November 30, 1997, the Company experienced voluntary prepayment activity and delinquencies with respect to its securitized Conventional Loans which substantially exceeded the levels which had been assumed for this time frame. As a result of this increase, the Company adjusted the assumptions previously utilized in calculating the carrying value of its mortgage related securities. The revised prepayment assumptions presume an annualized prepayment rate of 3% in the first month following a securitization, increasing by level monthly increments up to the 15th month at which time the annualized rate is at 17%. This annualized voluntary prepayment rate is maintained at that level through the 36th month, at which time such rate is assumed to decline by 1/2% per month until the 42nd month, at which time the rate is presumed to be 14%. This rate is assumed to be maintained for the remaining life of the loan portfolio.

        The Company's loss assumptions have been further modified to reflect losses commencing in the third month following a securitization increasing in level monthly increments until a 2% annualized loss rate is achieved in the 18th month. This annualized loss rate is projected to remain at that level throughout the remaining life of the portfolio. On a cumulative basis, this loss model assumes aggregate losses of approximately 9% of the original portfolio balance. Despite the moderate change in the acceleration of assumed losses, after applying the new voluntary prepayment rates, the cumulative loss assumption of 9% results in approximately the same level of loss as had previously been assumed.

        The Company utilizes a 12% discount rate to calculate the present value of cash flow streams. Taken in conjunction with the above prepayment and loss assumptions, management believes these valuations reflect current market values. See Note 7 to Notes to Condensed Financial Statements.

        The application of such revised prepayment and loss assumptions to the Company's mostly conventional portfolio of mortgage related securities generated from its securitizations caused the Company to adjust the carrying value of such securities by approximately $10.2 million at November 30, 1997. Additional negative adjustments of approximately $3.9 million to the carrying value of mortgage related securities pertaining to Title I Loan securitizations and other sales were also recognized during the three months ended November 30, 1997 due to a higher level of defaults and prepayments than had been previously anticipated. After calculating the effect of accretion of interest, amortization of cash flow residuals and increased prepayment penalty fees, the carrying value of the Company's mortgage related securities was reduced to $94.3 million as of November 30, 1997 from $106.3 million as of August 31, 1997. As a result of, among other things, the application of the revised prepayment and loss assumptions, the Company recorded a $14.1 million charge to earnings during the three months ended November 30, 1997.

        In the three months ended February 28, 1998, negative adjustments of approximately $3.7 million were recognized due to increased required levels of over-collateralization and higher than anticipated prepayments on Title I Loans and the recognition of an impairment to the carrying value of a mortgage related security which had previously been recorded as a whole loan sale, sold servicing retained, whose underlying loans are anticipated to be repurchased and included in a future securitization.

        Although the Company believes that it has made reasonable estimates of the fair value of the mortgage related securities in formulating the revised prepayment and loss assumptions, the rate of prepayments and default rates utilized are estimates, and actual experience may vary from these estimates. There can be no assurance that the revised prepayment and loss assumptions used to determine the fair value of the Company's mortgage related securities and mortgage servicing rights will remain appropriate for the life of the loans. If actual loan prepayments or credit losses exceed the Company's estimates, the carrying value of the Company's mortgage related securities and mortgage servicing rights may have to be further written down through a charge against earnings.

        The Company has four significant sources of financing: (i) the Warehouse Line for up to $20.0 million; (ii) a revolving line of credit for up to $25.0 million, less amounts outstanding under repurchase agreements (the "First Revolving Credit Facility"); (iii) a second revolving credit facility for up to $5.0 million which, under certain circumstances, may be increased to $8.8 million (the "Second Revolving Credit Facility"); and (iv) $80.0 million of outstanding 12 1/2% senior subordinated notes due 2001 (the "Notes"). As a result of the losses the Company recognized during the six months ended February 28, 1998, the Company was not in compliance with certain provisions of the pledge and security agreement, as amended, governing the First Revolving Credit Facility and is not in compliance with certain provisions of the indenture governing the Notes and the credit agreement governing the Warehouse Line. While the Company is not in default under the terms of the indenture, the Company cannot presently incur additional debt other than Permitted Warehouse Indebtedness (as defined below) and certain other types of indebtedness. The Company must maintain external sources of cash to fund its operations and therefore must maintain its sources of financing or identify other external sources of funds. See "Liquidity and Capital Resources."

        The Company has operated since March 1994 on a negative cash flow basis. As a result of such negative cash flow, since December 31, 1997, the Company has significantly decreased the volume of its loan originations. In addition, partially as a result of such negative cash flow, and as part of the Company's cost saving measures, the Company completed an internal restructuring, resulting in a reduction of approximately 32% of its workforce from its peak in early January 1998, primarily as a result of a substantial reduction of the Dealer Division. The Dealer Division generated approximately 4.6% and 7.6% of Conventional and total loan originations, respectively, in the six months ended February 28, 1998, but accounted for a disproportionately higher amount of the Company's costs. The Company will continue to originate Title I Loans through its Correspondent Division, intended solely for sale to the Federal Home Loan Mortgage Association ("FNMA").

RESULTS OF OPERATIONS

        The following table sets forth certain data regarding loans originated, sold, securitized and serviced by the Company during the three and six months ended February 28, 1997 and 1998:

                                                  THREE MONTHS ENDED FEBRUARY 28,             SIX MONTHS ENDED FEBRUARY 28,
                                              ----------------------------------------   ---------------------------------------
                                                      1997                1998                   1997               1998
                                              -------------------  -------------------   ------------------  -------------------
                                                                          (thousands of dollars)
PRINCIPAL BALANCE OF LOANS ORIGINATED:
   Correspondents:
        Title I                               $ 11,346       10.2% $  2,014        1.6% $ 30,511       17.5% $  6,916        2.1%
        Conventional                            87,911       79.0   107,695       84.6   118,762       68.4   286,453       87.6
                                              --------    -------  --------    -------  --------    -------  --------    -------
           Total Correspondents                 99,257       89.2   109,709       86.2   149,273       85.9   293,369       89.7
                                              --------    -------  --------    -------  --------    -------  --------    -------
   Dealers:
       Title I                                  10,186        9.2     4,014        3.2    22,425       12.9    11,214        3.4
       Conventional                              1,817        1.6     5,092        4.0     2,024        1.2    13,846        4.2
                                              --------    -------  --------    -------  --------    -------  --------    -------
           Total Dealers                        12,003       10.8     9,106        7.2    24,449       14.1    25,060        7.6
                                              --------    -------  --------    -------  --------    -------  --------    -------
   Retail:
       Conventional                                 --       --       3,717        2.9        --       --       3,964        1.2
       First Mortgage                               --       --         243        0.2        --       --         243        0.1
                                              --------    -------  --------    -------  --------    -------  --------    -------
           Total Retail                             --       --       3,960        3.1        --       --       4,207        1.3
                                              --------    -------  --------    -------  --------    -------  --------    -------
   First Mortgage                                   --       --       4,509        3.5        --       --       4,509        1.4
                                              --------    -------  --------    -------  --------    -------  --------    -------
           Total Principal Amount
               of Loans Originated            $111,260      100.0% $127,284      100.0% $173,722      100.0% $327,145      100.0%
                                              ========    =======  ========    =======  ========    =======  ========    =======

NUMBER OF LOANS ORIGINATED:
   Correspondents:
        Title I                                    551       12.5%       95        2.3%    1,493       20.0%      320        2.9%
        Conventional                             2,884       65.7     3,320       78.9     3,960       53.2     8,760       80.0
                                              --------    -------  --------    -------  --------    -------  --------    -------
           Total Correspondents                  3,435       78.2     3,415       81.2     5,453       73.2     9,080       82.9
                                              --------    -------  --------    -------  --------    -------  --------    -------
   Dealers:
       Title I                                     873       19.9       357        8.5     1,907       25.6       944        8.6
       Conventional                                 83        1.9       244        5.8        93        1.2       733        6.7
                                              --------    -------  --------    -------  --------    -------  --------    -------
           Total Dealers                           956       21.8       601       14.3     2,000       26.8     1,677       15.3
                                              --------    -------  --------    -------  --------    -------  --------    -------
   Retail:
       Conventional                                 --       --         111        2.7        --       --         119        1.1
       First Mortgage                               --       --           5        0.1        --       --           5       --
                                              --------    -------  --------    -------  --------    -------  --------    -------
           Total Retail                             --       --         116        2.8        --       --         124        1.1
                                              --------    -------  --------    -------  --------    -------  --------    -------
   First Mortgage                                   --       --          73        1.7        --       --          73        0.7
                                              --------    -------  --------    -------  --------    -------  --------    -------
           Total Number of Loans Originated
                                                 4,391      100.0%    4,205      100.0%    7,453      100.0%   10,954      100.0%
                                              ========    =======  ========    =======  ========    =======  ========    =======



                                                                                         FEBRUARY 28,
                                                              -----------------------------------------------------------------
                                                                         1997                                 1998
                                                              ----------------------------         ----------------------------
LOANS SERVICED AT END OF PERIOD (INCLUDING LOANS
SECURITIZED, SOLD TO INVESTORS AND HELD FOR SALE):
Title I                                                       $237,633               64.5%          $245,921               31.6%
Conventional                                                   130,736               35.5            529,887               68.1
First Mortgage                                                      --               --                2,706                0.3
                                                              --------            -------           --------            -------
   Total Loans Serviced at End of Period                      $368,369              100.0%          $778,514              100.0%
                                                              ========            =======           ========            =======

        The following table sets forth the principal balance of loans sold or securitized and related gain on sale data for the three and six months ended February 28, 1997 and 1998:

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              FEBRUARY 28,                       FEBRUARY 28,
                                                      -------------------------           -------------------------
                                                         1997            1998               1997            1998
                                                      ---------       ---------           ---------       ---------
                                                                        (thousands of dollars)
WHOLE LOAN SALES SOLD WITH RECOURSE AND
  SECURITIZATIONS:
Principal amount of loans sold:
  Title I                                             $  22,277       $  (7,952)(1)       $  55,666       $  (8,770)(1)
  Conventional                                           84,655          47,834             111,775         154,255
                                                      ---------       ---------           ---------       ---------
    Total principal balances                          $ 106,932       $  39,882           $ 167,441       $ 145,485
                                                      =========       =========           =========       =========
Gain (loss) on sale of loans                          $   5,823       $  (3,519)          $  15,424       $    (730)
                                                      =========       =========           =========       =========
Net unrealized gain (loss) on mortgage
  related securities                                  $   3,143       $  (3,661)          $   2,908       $ (16,768)
                                                      =========       =========           =========       =========
Gain (loss) on sale of loans as a
  percentage of principal balance of loans sold             5.4%           (8.8)%               9.2%           (0.5)%
Gain (loss) on sale of loans plus net
  unrealized gain (loss) on mortgage
  related securities as a percentage of
  principal balance of loans sold                           8.4%          (18.0)%              10.9%          (12.0)%

WHOLE LOAN SALES SOLD WITH SERVICING
  RELEASED AND SALES TO FNMA:
Principal amount of loans sold:
  Title I                                             $      --       $  10,735           $      --       $  22,627
  Conventional                                               --          72,668                  --         111,029
  First Mortgage                                             --           2,088                  --           2,088
                                                      ---------       ---------           ---------       ---------
    Total principal balances                          $      --       $  85,491           $      --       $ 135,744
                                                      =========       =========           =========       =========
Gain on sale of loans                                 $      --       $   1,607           $      --       $   2,539
                                                      =========       =========           =========       =========
Net unrealized gain on mortgage
  related securities                                  $      --       $       9           $      --       $       8
                                                      =========       =========           =========       =========

Gain on sale of loans as a percentage of
  principal balance of loans sold                            --%            1.9%                 --%            1.9%
Gain on sale of loans plus net unrealized
  loss on mortgage related securities as a
  percentage of principal balance of loans sold              --%            1.9%                 --%            1.9%


---------

(1) Negative Title I Loan sales resulted from the repurchase of loans sold with recourse from a financial institution and the sale of certain of such loans to FNMA without recourse.

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

        Delinquencies--The following table sets forth the Title I Loan and Conventional Loan delinquency and Title I insurance claims experience of loans serviced by the Company as of the dates indicated:

                                                                         AUGUST 31,      FEBRUARY 28,
                                                                               1997             1998
                                                                         --------------   --------------
                                                                           (thousands of dollars)
Delinquency period (1):
  31-60 days past due                                                        1.54%              1.53%
  61-90 days past due                                                        0.80               0.87
  91 days and over past due                                                  3.07               3.95
  91 days and over past due, net of claims filed (2)                         2.32               3.42
Outstanding claims filed with HUD (3)                                        0.75               0.53
Outstanding number of Title I insurance claims filed                          269                244
Total servicing portfolio                                               $ 628,068          $ 778,514
Title I Loans serviced                                                    255,446            245,921
Conventional Loans serviced                                               372,622            529,887
First Mortgage Loans serviced                                                  --              2,706
Amount of FHA insurance available for Title I Loans serviced               21,094             17,974(4)
Amount of FHA insurance available as a percentage of Title I
  Loans serviced                                                             8.26%              7.31%(4)
Aggregate losses on liquidated loans (5)                                $     201          $       9

---------------

(1) Represents the dollar amount of delinquent loans as a percentage of the total dollar amount of loans serviced by the Company (including loans owned by the Company) as of the dates indicated. Conventional Loan delinquencies represented 10.35% and 24.37%, respectively, of the Company's total delinquencies at August 31, 1997 and February 28, 1998.

(2) Represents the dollar amount of delinquent loans net of delinquent Title I Loans for which claims have been filed with the U.S. Department of Housing and Urban Development ("HUD") and payment is pending as a percentage of the total dollar amount of total loans serviced by the Company (including loans owned by the Company) as of the dates indicated.

(3) Represents the dollar amount of delinquent Title I Loans for which claims have been filed with HUD and payment is pending as a percentage of the total dollar amount of total loans serviced by the Company (including loans owned by the Company) as of the dates indicated.

(4) If all claims filed with HUD had been processed as of February 28, 1998, the amount of FHA insurance available for all serviced Title I Loans would have been reduced to $14.0 million, which as a percentage of Title I Loans serviced would have been 5.80%.

(5) On Title I Loans, a loss is recognized upon receipt of payment of a claim or final rejection thereof. Claims paid in a period may relate to a claim filed in an earlier period. Since the Company commenced its Title I lending operations in March 1994, there has been no final rejection of a claim by the FHA. Aggregate losses on liquidated Title I Loans related to 994 Title I insurance claims made by the Company, as servicer, since commencing operations through February 28, 1998. Losses on Title I Loans liquidated will increase as the balance of the claims are processed by HUD. The Company has received an average payment from HUD equal to 90% of the outstanding principal balance of such Title I Loans, plus appropriate interest and costs.

        The pooling and servicing agreements and sale and servicing agreements related to the Company's securitization transactions contain provisions with respect to the maximum permitted loan delinquency rates and loan default rates, which, if exceeded, would allow the termination of the Company's right to service the related loans. At February 28, 1998, the rolling three-month average annual default rates on the pools of loans sold in the March 1996, August 1996 and December 1996 securitization transactions exceeded 6.5%, the permitted limit set forth in the related pooling and servicing agreements. Accordingly, this condition could result in the termination of the Company's servicing rights with respect to those pools of loans by the trustee, the master servicer or the insurance company providing credit enhancement for those transactions. No assurance can be given that the insurance company, trustee or master servicer will not exercise its right to terminate the Company's servicing rights. In the event of such termination, there would be an adverse effect on the valuation of the Company's mortgage servicing rights and results of operations in the amount of such mortgage servicing rights ($3.1 million before tax at February 28, 1998) on the date of termination. The Company has taken certain steps designed to reduce the default rates on these pools of loans as well as its other loans. These steps include the hiring of a new vice president in charge of collection of delinquent loans, the hiring of additional personnel to collect delinquent accounts, the assignment of additional personnel specifically assigned to the collection of these pools of loans and the renegotiation of the terms of certain delinquent accounts in these pools of loans within the guidelines promulgated by HUD.

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

        Delinquencies of loans serviced by the Company have also decreased the amount of loan servicing income recorded during the six months ended February 28, 1998 as the Company's loan servicing income has been reduced by the amount of interest advanced to the owners of these loans, which advances the Company expects to recover.

        Delinquencies on loans serviced by the Company have increased to $49.5 million at February 28, 1998 from $34.0 million at August 31, 1997. Since the Company began originating Title I Loans in 1994, an increasing level of delinquencies has appeared as expected on such loans less than two years old. Conventional Loan delinquencies represented 10.35% and 24.37%, respectively, of the Company's total delinquencies at August 31, 1997 and February 28, 1998.

Three Months Ended February 28, 1998 compared to Three Months Ended February 28, 1997

        The Company originated $127.3 million of loans during the three months ended February 28, 1998 compared to $111.3 million of loans during the three months ended February 28, 1997, an increase of 14.4%. The increase is a result of the overall growth in the Company's business, including an increase in the number of active Correspondents. At February 28, 1998, the Company had 565 active Correspondents and 249 active Dealers, compared to 484 active Correspondents and 467 active Dealers at February 28, 1997. Of the $127.3 million of loans originated during the three months ended February 28, 1998, $116.5 million were Conventional Loans, $6.0 million were Title I Loans and $4.8 million were First Mortgage Loans compared to $89.7 million of Conventional Loans, $21.6 million of Title I Loans and no First Mortgage Loans during the three months ended February 28, 1997. Pursuant to its recent restructuring, the Company is de-emphasizing its reliance on the Dealer division, and to a lesser extent the Correspondent division, as a source of loan originations.

        Net revenues (losses) decreased to a loss of $3.6 million during the three months ended February 28, 1998 from revenues of $10.1 million during the three months ended February 28, 1997. The decrease was primarily the result of the downward valuation adjustment which is reflected in the net unrealized loss on mortgage related securities. See Note 7 of Notes to Condensed Financial Statements.

        The combined gain on sale of loans and net unrealized gain (loss) on sale of mortgage related securities decreased to a loss of $5.6 million during the three months ended February 28, 1998 from a gain of $9.0 million during the three months ended February 28, 1997. The decrease was primarily due to the change in business strategy whereby the Company is focusing on whole loan sales for cash premiums as opposed to securitizations and the downward valuation adjustment, causing the net unrealized loss on mortgage related securities.

        Loan servicing income, net, increased $750,000 to $1.3 million during the three months ended February 28, 1998 from $560,000 during the three months ended February 28, 1997. The increase was primarily the result of the increase in the servicing portfolio to $778.5 million at February 28, 1998 from $368.4 million at February 28, 1997.

        Interest income on loans held for sale and mortgage related securities, net of interest expense, increased $158,000 to $684,000 during the three months ended February 28, 1998 from $526,000 during the three months ended February 28, 1997. The increase was primarily the result of the increase in the average size of the portfolio of loans held for sale and mortgage related securities, which was partially offset by interest accrued on the Additional Notes (as defined below) during the quarter ended February 28, 1998.

        The net provision for credit losses increased $1.5 million to $706,000 for the three months ended February 28, 1998 from $(800,000) for the three months ended February 28, 1997. The increase in the provision was directly related to the increase in the volume of loans originated and the increased ratio of Conventional Loans to Title I Loans originated during the three months ended February 28, 1998 compared to the three months ended February 28, 1997 and a shift away from securitizations to whole loan sales. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations or on whole loan sales on a servicing released basis, as the Company has no recourse obligation under those securitization agreements for credit losses and estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its residual interest securities. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values and estimated FHA insurance recoveries on Title I Loans originated and sold.

        Total general and administrative expenses increased to $9.0 million during the three months ended February 28, 1998 compared to $5.2 million during the three months ended February 28, 1997. The increase was primarily a result of increased professional services due to increased legal and audit expenses associated with the creation of new debt, a private placement of $40.0 million of senior subordinated notes (the "Private Placement), additional Securities and Exchange Commission ("SEC") filings and amendments to existing debt agreements, increased loan servicing expenses due to an increase in loans serviced and increased payroll and benefits related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel as a result of the expansion of the Company's business.

        Payroll and benefits expense increased $2.1 million to $4.6 million during the three months ended February 28, 1998 from $2.5 million during the three months ended February 28, 1997 primarily due to an increased number of employees and severance expenses. The number of employees increased to 381 at February 28, 1998 from 277 at February 28, 1997 due to increased staff necessary to support the business expansion and maintain quality control. The Company has recently reduced its workforce by approximately 32% since its peak in early January 1998; however, the savings from the reduction will not be realized until subsequent accounting periods.

        Professional services increased $459,000 to $1.0 million during the three months ended February 28, 1998 from $560,000 for the three months ended February 28, 1997, due to increased legal and audit expenses and reclassification of certain consulting and management services expenses that were previously classified in different line items.

        Sub-servicing fees paid to Preferred Equities Corporation ("PEC") increased to $610,000 for the three months ended February 28, 1998 from $372,000 for the three months ended February 28, 1997 due primarily to a larger loan servicing portfolio, notwithstanding a lower sub-servicing fee rate.

        Other services increased $442,000 to $694,000 during the three months ended February 28, 1998 from $252,000 for the three months ended February 28, 1997 due to increased loan volume and documentation expenses associated with the sale of loans with servicing released during the current quarter.

        Rent and lease expenses increased $168,000 to $365,000 during the three months ended February 28, 1998 from $197,000 for the three months ended February 28, 1997 due to the prior year reflecting new tenant discounts for office space at Parkwood Circle.

        Travel expenses increased $193,000 to $276,000 during the three months ended February 28, 1998 from $83,000 during the three months ended February 28, 1997 due to increased travel caused by higher staff levels necessary to support the business expansion.

        Other general and administrative expenses increased $377,000 to $506,000 during the three months ended February 28, 1998 from $129,000 during the three months ended February 28, 1997 due primarily to increased expenses related to the ongoing expansion of facilities.

        Income (loss) before income taxes decreased to a loss of $13.7 million for the three months ended February 28, 1998 from income of $5.4 million for the three months ended February 28, 1997, therefore, the provision for income taxes decreased to an income tax benefit of $5.2 million for the three months ended February 28, 1998 from an income tax expense of $2.1 million for the three months ended February 28, 1997.

        As a result of the foregoing, the Company incurred a net loss of $8.5 million for the three months ended February 28, 1998 compared to net income of $3.4 million for the three months ended February 28, 1997.

Six Months Ended February 28, 1998 compared to Six Months Ended February 28,
1997

        The Company originated $327.1 million of loans during the six months ended February 28, 1998 compared to $173.7 million of loans during the six months ended February 28, 1997, an increase of 88.3%. The increase is a result of the overall growth in the Company's business primarily during the quarter ended November 30, 1997, including an increase in the number of active Correspondents. At February 28, 1998, the Company had 565 active Correspondents and 249 active Dealers, compared to 484 active Correspondents and 467 active Dealers at February 28, 1997. Of the $327.1 million of loans originated during the six months ended February 28, 1998, $304.3 million were Conventional Loans, $18.1 million were Title I Loans and $4.7 million were First Mortgage Loans compared to $120.8 million of Conventional Loans, $52.9 million of Title I Loans and no First Mortgage Loans during the six months ended February 28, 1997.

        Net revenues (losses) decreased to a loss of $10.6 million during the six months ended February 28, 1998 from revenues of $20.4 million during the six months ended February 28, 1997. The decrease was primarily the result of the downward valuation adjustment which is reflected in the net unrealized loss on mortgage related securities and the change in business strategy with the focus on whole loan sales for cash premiums. See Note 7 of Notes to Condensed Financial Statements.

        The combined gain on sale of loans and net unrealized gain (loss) on sale of mortgage related securities decreased to a loss of $15.0 million during the six months ended February 28, 1998 from a gain of $18.3 million during the six months ended February 28, 1997. The decrease was primarily due to the downward valuation adjustment, causing the net unrealized loss on mortgage related securities. See Note 7 of Notes to Condensed Financial Statements.

        Loan servicing income, net, increased $1.3 million to $2.5 million during the six months ended February 28, 1998 from $1.2 million during the six months ended February 28, 1997. The increase was primarily the result of the increase in the servicing portfolio to $778.5 million at February 28, 1998 from $368.4 million at February 28, 1997.

        Interest income on loans held for sale and mortgage related securities, net of interest expense, increased $1.0 million to $1.9 million during the six months ended February 28, 1998 from $881,000 during the six months ended February 28, 1997. The increase was primarily the result of the increase in the average size of the portfolio of loans held for sale and mortgage related securities.

        The net provision for credit losses increased $1.4 million to $2.3 million for the six months ended February 28, 1998 from $911,000 for the six months ended February 28, 1997. The increase in the provision was directly related to the increase in the volume of loans originated and the increased ratio of Conventional Loans to Title I Loans originated during the six months ended February 28, 1998 compared to the six months ended

February 28, 1997 and a shift away from securitizations to whole loan sales. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations or on whole loan sales on a servicing released basis, as the Company has no recourse obligation under those securitization agreements for credit losses and estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its residual interest securities. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on Title I Loans originated and sold.

        Total general and administrative expenses increased to $19.0 million during the six months ended February 28, 1998 from $9.6 million during the six months ended February 28, 1997. The increase was primarily a result of increased professional services due to increased legal and audit expenses associated with the creation of new debt, additional SEC filings and amendments to existing debt agreements, increased loan servicing expenses due to an increase in loans serviced and increased payroll and benefits related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel as a result of the expansion of the Company's business during the period prior to the reduction in the workforce.

        Payroll and benefits expense increased $5.5 million to $9.8 million during the six months ended February 28, 1998 from $4.3 million during the six months ended February 28, 1997 primarily due to an increased number of employees and severance expenses. The number of employees increased to 381 at February 28, 1998 from 277 at February 28, 1997 due to increased staff necessary to support the business expansion and maintain quality control. From its peak in early January 1998, the workforce has since been reduced by 32%, pursuant to the Company's restructuring.

        Professional services increased $1.5 million to $2.5 million during the six months ended February 28, 1998 from $991,000 for the six months ended February 28, 1997, due to increased legal and audit expenses associated with the creation of new debt, the Private Placement, additional SEC filings and amendments to existing debt agreements.

        Sub-servicing fees increased to $1.3 million for the six months ended February 28, 1998 from $657,000 for the six months ended February 28, 1997 due primarily to a larger loan servicing portfolio, notwithstanding a lower sub-servicing rate in the later part of the six months ended February 28 1998.

        Other services increased $672,000 to $1.1 million during the six months ended February 28, 1998 from $457,000 for the six months ended February 28, 1997 due to increased loan volume and documentation expenses for loans sold with servicing released during the current quarter.

        Rent and lease expenses increased $207,000 to $658,000 during the six months ended February 28, 1998 from $451,000 for the six months ended February 28, 1997 due to the prior year reflecting new tenant discounts for office space at Parkwood Circle.

        Travel expenses increased $331,000 to $536,000 during the six months ended February 28, 1998 from $205,000 during the six months ended February 28, 1997 due to increased travel necessary to support the business expansion.

        Other general and administrative expenses increased $574,000 to $1.1 million during the six months ended February 28, 1998 from $526,000 during the six months ended February 28, 1997 due primarily to increased expenses related to the expansion of facilities.

        Income (loss) before income taxes decreased to a loss of $32.5 million for the six months ended February 28, 1998 from income of $9.5 million for the six months ended February 28, 1997, therefore, the provision for income taxes decreased to an income tax benefit of $12.3 million for the six months ended February 28, 1998 from an income tax expense of $3.6 million for the six months ended February 28, 1997.

        As a result of the foregoing, the Company incurred a net loss of $20.2 million for the six months ended February 28, 1998 compared to net income of $5.9 million for the six months ended February 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents were $3.2 million at February 28, 1998 compared to $6.1 million at August 31, 1997. The Company's principal cash requirements relate to loan originations and require continued access to sources of debt financing and sales of loans in the secondary market.

        In November 1996, the Company consummated an underwritten public offering (the "IPO") pursuant to which it issued 2.3 million shares of Common Stock at $10.00 per share. Concurrently with the IPO, the Company issued $40.0 million of senior subordinated notes (the "Existing Notes") in an underwritten public offering. The Company used approximately $13.9 million of the aggregate net proceeds from these offerings to repay intercompany debt due to Mego Financial and PEC and approximately $24.3 million to reduce the amounts outstanding under the Company's lines of credit. The balance of the net proceeds was used to originate loans.

        In October 1997, the Company consummated the Private Placement pursuant to which it issued $40.0 million in additional senior subordinated notes ("Additional Notes"), which increased the aggregate principal amount of the outstanding subordinated notes from $40.0 million to $80.0 million. The Company used approximately $3.9 million of the net proceeds from the Private Placement to repay debt due to Mego Financial and approximately $29.0 million to reduce the amounts outstanding under the Company's lines of credit. The balance of the net proceeds was used to originate loans and for working capital. Prior to the Private Placement, the Company obtained consents to certain amendments to the original indenture (as amended, the "Indenture") governing the Notes ("Indenture Amendments"), which among other things permitted the issuance of the Additional Notes, modified certain covenants applicable to the Company and will permit the issuance of an additional $70.0 million of principal amount of senior subordinated notes. In connection with the consent solicitation, the Company made consent payments totaling $392,000 ($10.00 cash per $1,000 principal amount of the Existing Notes) to holders thereof who properly furnished their consents to the amendments to the original indenture. See Note 8 of Notes to Condensed Financial Statements.

        The Company's cash requirements arise from loan originations, payments of operating and interest expenses, over-collateralization requirements related to securitization transactions and deposits to reserve accounts related to loan sale transactions. Loan originations are initially funded principally through the Company's Warehouse Line pending the sale of loans in the secondary market. In addition, the Company has an agreement providing for the purchase of up to $2.0 billion of loans over a five year period, of which $1.3 billion remained to be purchased at February 28, 1998. Substantially all of the loans originated by the Company are sold. Loans under the Warehouse Line are repaid primarily from the proceeds from the sale of loans in the secondary market. These proceeds totaled approximately $167.4 million and $281.2 million for the six months ended February 28, 1997 and 1998, respectively.

        The Company has operated since March 1994 on a negative cash flow basis, although the Company is implementing measures intended to place it on at least a cash flow neutral basis for the calendar year 1998. There can be no assurance that the Company will be successful in implementing these measures. In connection with securitizations and certain whole loan sales, the Company recognizes a gain on sale of the loans upon the closing of the transaction and the delivery of the loans, but does not receive the cash representing such gain until it receives the excess servicing spread, which is payable over the actual life of the loans sold. The Company is subject to over-collateralization requirements and incurs significant expenses in connection with securitizations and incurs tax liabilities as a result of the gain on sale. As a result of such negative cash flow, since November 30, 1997, the Company has curtailed the volume of its loan originations.

        The Company anticipates only limited use of securitizations during fiscal 1998 due to the negative cash flow implications of this method of loan disposition. Alternatively, during fiscal 1998 the Company anticipates generating an increased volume of whole loan sales on a servicing released basis, at a cash premium, to enhance its cash flow.

        The pooling and servicing agreements and sale and servicing agreements related to the Company's securitizations require the Company to build over-collateralization levels through retention within each securitization trust of excess servicing distributions and application thereof to reduce the principal balances of the senior interests issued by the related trust or cover interest shortfalls. This retention causes the aggregate unpaid principal amount of the loans in the related pool to exceed the aggregate principal balance of the outstanding investor securities. Such over-collateralization amounts serve as credit enhancement for the related trust and therefore are available to absorb losses realized on loans held by such trust.

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

        Certain whole loan sale transactions require the subordination of certain cash flows payable to the Company to the payment of scheduled principal and interest due to the loan purchasers. In connection with certain of such sale transactions, a portion of amounts payable to the Company from the excess interest spread is required to be maintained in an account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the account until a specified percentage of the principal balances of the sold loans is accumulated therein. Excess interest spread payable to the Company is subject to being utilized first to replenish cash paid from the account to fund shortfalls in collections of interest from borrowers who default on the payments on the loans until the Company's deposits into the account equal the specified percentage. The excess interest required to be deposited and maintained in the respective accounts is not available to support the cash flow requirements of the Company. At February 28, 1998, amounts on deposit in such accounts totaled $10.0 million.

        Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans in the secondary market, are essential for the continuation of the Company's loan origination operations. Loan originations are initially funded principally through the Company's Warehouse Line. At February 28, 1998, $40.0 million was outstanding under this Warehouse Line. In excess of 95.2% of the aggregate loans originated by the Company since inception through February 28, 1998 had been sold.

        The Warehouse Line, which is secured by loans prior to sale, became effective in June 1997 and was increased from $40.0 million to $55.0 million in September 1997 and to $65.0 million in October 1997 and then reduced in stages to $35.0 million in March 1998 and to $20.0 million in April 1998. Under the original agreement, the Company had the option of borrowing funds under the Warehouse Line, subject to certain conditions, at an annual rate equal to (i) the higher of the corporate base rate of interest announced by The First National Bank of Chicago from time to time or the weighted-average of rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York, plus 0.5%, (ii) the Federal Funds Funding Rate plus 1.75% or (iii) the Eurodollar Base Rate. The original agreement required the Company to maintain minimum adjusted tangible net worth (defined as net worth less intangibles plus subordinated debt) of $65.0 million plus 50% of the Company's cumulative net income since November 30, 1996, plus all net proceeds received by the Company through the sale or issuance of stock or additional subordinated notes. Additionally, the following material covenant restrictions existed: i) the ratio of total liabilities (not including subordinated notes) divided by tangible net worth (including subordinated notes) cannot exceed 3:1, and ii) total liabilities must be less than the aggregate of 100% of cash plus 93% of loans held for sale plus 55% of restricted cash and mortgage related securities. All of the Company's funding under the Warehouse Line currently bears interest at an annual rate equal to the Agent Bank's prime rate plus 1.00%, and expires May 29, 1998. The Warehouse Line may be increased to $90.0 million under certain circumstances if additional lender commitments are made.

        In February 1998, in order to avoid non-compliance with the terms of the Warehouse Line, the Company entered into an amended and restated credit agreement (the "Amended Credit Agreement") modifying the existing Warehouse Line agreement to, among other things: (i) reduce the amount of the Warehouse Line from $65.0 million to $55.0 million and in stages to $35.0 million by March 4, 1998 (subject to increase with the approval of all of the parties to such agreement); (ii) change the expiration date of the Warehouse Line from June 15, 1998 to May 29, 1998; (iii) add the ability to borrow against First Mortgage Loans in an amount not to exceed 15% of the lenders' aggregate commitment; (iv) reduce the advance rate for certain loan categories; (v) prohibit the payment of dividends by the Company; (vi) limit the amount of "Funded Debt" (as defined therein to mean indebtedness for money borrowed, with certain exceptions) to the sum of (a) 100% of cash, (b) 95% of "loans held for sale, net" and (c) 80% of "Restricted Assets" which are restricted cash, mortgage related securities, mortgage servicing rights and excess servicing rights; and (vii) modify certain of the financial covenants to, among other things, require the maintenance of
(a) an adjusted leverage ratio of total liabilities (which excludes subordinated debt up to $80.4 million) to adjusted tangible net worth not to exceed 1.75 to 1.0, (b) an adjusted tangible net worth (which includes subordinated debt) of at least $110.0 million plus 75% of positive net income after December 31, 1997 and 100% of any new equity or debt offering and (c) a tangible net worth of at least $30.0 million plus 75% of positive net income after December 31, 1997 and 100% of any new equity. In addition, the Company agreed to provide satisfactory purchase commitments by March 3, 1998 to the Warehouse Line lenders, covering the then pledged loans in the Warehouse Line. An extension of this compliance date to March 13, 1998 was received and the Company was in compliance with this requirement at that date.

        In April 1998, the Company entered in an amendment to the Amended Credit Agreement modifying such agreement to, among other things: (i) reduce the amount of the Warehouse Line to $20.0 million by April 17, 1998; and (ii) change certain definitions relating to the eligibility of loans as collateral under the agreement.

        The staged reductions in the Warehouse Line were based on the amounts of various scheduled whole loan sales for which the Company has existing commitments, although there can be no assurance that such sales will be consummated when scheduled or at all. The Company believes that, based on its current business strategy of whole loan sales rather than securitization transactions, and other funding sources expected to be available to it, the reduced Warehouse Line would be adequate to meet its needs.

        At February 28, 1998, the Company's actual adjusted tangible net worth calculated pursuant to the agreement was $111.9 million, and the required minimum adjusted tangible net worth at that date was $110.0 million. Additionally, the following material covenant restrictions exist: i) the ratio of total liabilities (not including subordinated notes) divided by tangible net worth (including subordinated notes) cannot exceed 1.75:1, and ii) total liabilities must be less than the aggregate of 100% of cash plus 95% of loans held for sale plus 80% of restricted cash and mortgage related securities. At February 28, 1998, the ratio of total liabilities to tangible net worth was 0.70:1 and total liabilities were $78.0 million, which was $48.4 million under the maximum amount allowed. As of the date of this report, the Company is not in compliance with the terms of the Warehouse Line because the amount outstanding under the line exceeds the amount permitted to be borrowed thereunder. The Company has received commitments for the sale of loans, the proceeds of which would be applied to reduce the amount outstanding under the line and would be sufficient to bring the Company in compliance with the terms thereof. However, there can be no assurance that such loan sales will be consummated.

        In September 1996, the Company entered into a repurchase agreement with another financial institution pursuant to which the Company pledged the interest only certificates from its two 1996 securitizations in exchange for a $3.0 million advance. In April 1997, the Company entered into the First Revolving Credit Facility with the same financial institution providing for a revolving credit facility of up to $11.0 million less any amounts outstanding under the repurchase agreement. The amount available for borrowing under the facility was increased to $15.0 million in June 1997 and to $25.0 million in July 1997, with respect to which $10.0 million was outstanding at February 28, 1998. This facility is secured by a pledge of certain of the Company's interest only and residual class certificates relating to securitizations carried as mortgage related securities on the Company's Condensed Statements of Financial Condition, payable to the Company pursuant to its securitization agreements. A portion of the loans under the agreement bears interest at the one-month London Interbank Offering Rate ("LIBOR") + 3.5%, is due and payable on August 31, 1998, and requires the Company to maintain a minimum net worth of the greater of $35.0 million, or following fiscal year end 1997, 80% of net worth as of August 31, 1997. The portion of the credit line agreement applicable to a repurchase agreement secured by insured interest only certificates bears interest at one-month LIBOR + 2.0%. At February 28, 1998, the required minimum net worth was $42.5 million and the Company's actual net worth was $40.4 million. Although, the agreement requires the Company to maintain a debt-to-net-worth ratio not to exceed 2.5:1; and at February 28, 1998, the ratio was 2.95:1. The debt-to-net worth provision has been waived by the financial institution until April 30, 1998. The Company believes it will obtain a waiver of the required minimum net worth and an extension of the waiver of the debt-to-net worth ratio through May 29, 1998.

        In October 1997, the Company entered into the Second Revolving Credit Facility with a financial institution pursuant to which the Company received an initial advance of $5.0 million which can be increased to $8.8 million with additional lender commitments, with respect to which $5.0 million was outstanding at February 28, 1998. The loan is secured by certain interest only and residual interest certificates generated from the Company's March 1997 securitization. The facility has a final maturity date of October 31, 2002, and bears interest at the higher of (i) the prime rate as established by the Chase Manhattan Bank, N.A., plus 2.5%, or (ii) 9.0%. The Second Revolving Credit Facility contains financial covenants similar to those contained in the Warehouse Line.

        Certain material covenant restrictions exist in the Indenture governing the Notes. These covenants include limitations on the Company's ability to incur indebtedness, grant liens on its assets and to enter into extraordinary corporate transactions. The Company may not incur indebtedness if, on the date of such incurrence and after giving thereto, the Consolidated Leverage Ratio (as defined below) would exceed 2:1, subject to certain exceptions. At February 28, 1998, the Consolidated Leverage Ratio was 3:36:1. Accordingly, the Company presently cannot incur additional debt other than Permitted Warehouse Indebtedness until the 2:1 ratio has been met through additional earnings or infusion of equity. The Consolidated Leverage Ratio (as defined below) is the ratio of (i) total debt, including subordinated debt, but excluding the Permitted Warehouse Indebtedness (as defined below), accounts payable outstanding less than 60 days, and the tax sharing payable to Mego Financial by the Company, to (ii) the consolidated net worth of the Company. The Permitted Warehouse Indebtedness (as defined below) is the outstanding amount under the warehouse line of credit agreement. In addition, an increasing amount of the Company's mortgage related securities are required to remain unpledged. At February 28, 1998, that requirement was $46.8 million, and at that date $43.7 million of mortgage related securities were pledged, and $47.6 million of mortgage related securities were unpledged.

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

        While the Company believes that it will be able to maintain its existing credit facilities and obtain replacement financing as its credit arrangements mature and additional financing, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all. The lack of adequate capital may result in the further curtailment of loan originations and thereby impair the Company's revenue and income stream. At February 28, 1998, no commitments existed for material capital expenditures.

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

        In April 1995, the Company entered into a continuing agreement with a financial institution pursuant to which an aggregate of approximately $884.9 million in principal amount of loans had been sold at February 28, 1998 for an amount approximately equal to their remaining principal balances. Pursuant to the agreement, the purchaser is entitled to receive interest at a variable rate equal to the sum of 200 basis points and the one-month LIBOR rate as in effect from time to time on loans not yet sold by the institution which amounted to $147.0 million at February 28, 1998. The Company retained the right to service the loans and the right to receive the excess interest. The Company is required to maintain a reserve account equal to 25% of the principal amount of Title I Loans which are more than 60 days delinquent plus 100% of the principal amount of Conventional Loans which are more than 60 days delinquent.

        During the first fiscal quarter of 1997, the Company entered into an agreement (the "Master Purchase Agreement") with the same financial institution, providing for the purchase of up to $2.0 billion of loans over a five-year period. Pursuant to the agreement, Mego Financial issued to the financial institution four-year warrants to purchase 1.0 million shares of Mego Financial's Common Stock at an exercise price of $7.125 per share. The agreement also provides that so long as the aggregate principal balance of loans purchased by the financial institution and not resold to third parties exceeds $100.0 million ($150.0 million through September 30, 1997 (the "Facility Limit") and temporarily increased to $199.0 million in December 1997), the financial institution shall not be obligated to purchase, and the Company shall not be obligated to sell, loans under the agreement. The value of the warrants, estimated at $3.0 million (0.15% of the commitment amount) as of the commitment date, is being amortized as the commitment for the purchase of loans is utilized. The Company has agreed to pay to Mego Financial the value of the warrants. See Note 5 of Notes to Condensed Financial Statements for information concerning the recent adjustment of debt to Mego Financial.

        In December 1997, the Company entered into an agreement (the "December 1997 Letter Agreement") with this financial institution, providing, among other things, for certain amendments to the Master Purchase Agreement. Pursuant to the December 1997 Letter Agreement, during the interim period, the Facility Limit was increased to $199.0 million from $150.0 million and the purchase price for loans was reduced. Upon expiration of the interim period, the Facility Limit will be reduced to $100.0 million and the purchase price for loans will be increased. In addition, upon the sale by the Company of equity securities for at least $15.0 million, the Facility Limit will be increased to $150.0 million. Pursuant to the December 1997 Letter Agreement, the Company paid a fee of $1.0 million to this financial institution and agreed to pay additional fees of $250,000 on each of March 31, June 30, September 30, and December 31, 1998. Under the most current agreement, although the financial institution has reached the Facility Limit, the institution has agreed to purchase additional loans, when the aggregate amount of loans now held by it has been reduced below $125.0 million by sales to third parties, in an amount which would not bring the total loans held by it above $125.0 million through March 31, 1998 and, thereafter, when the aggregate amount of loans held by it has been reduced below $100.0 million by sales to third parties, in an amount which would not bring the total amount of loans held by it above $100.0 million.

        In January 1998, in order to improve its cash position, the Company entered into the Excess Yield and Servicing Rights Purchase and Assumption Agreement (the "Excess Yield Agreement") with a financial institution with which the Company has a master loan purchase and servicing agreement for the purchase of up to $2.0 billion in loans over a five year period (the "Master Purchase Agreement"). Pursuant to the Excess Yield Agreement, the Company sold the excess yield and servicing rights pertaining to approximately $175.5 million of Conventional Loans which had previously been sold under the Master Purchase Agreement. In the aggregate, when combined with the original sales proceeds, the Company received a purchase price equivalent to 101% of the principal balance of the Conventional Loans. In February 1998, the First and Second Amendments to the Excess Yield Agreement were executed pursuant to which an additional $12.0 million of principal balance of Conventional Loans were sold under this agreement. These transactions resulted in a loss of approximately $417,000 and generated approximately $4.5 million in cash proceeds to the Company. The Company is to receive additional compensation in the form of sales commissions upon the eventual disposition of certain of these Conventional Loans in the secondary market. The amount of the sales commissions will depend on the timing of those sales and the identities of the eventual purchasers. Approximately $99.0 million of these Conventional Loans had been resold in the secondary market by the end of March, 1998. The remaining balance of these Conventional Loans of approximately $90.0 million are expected to be pooled with other conventional loans held by that financial institution with the intention of disposing of them in an asset-backed securitization in May, 1998. The Company is to receive a two-thirds residual interest pertaining to the major portion of the Conventional Loans disposed of in that securitization. Prior to eventual disposition of the Conventional Loans, there is limited recourse to the Company for repurchase of those loans which become more than 60 days contractually delinquent. The amount of this recourse is limited to 2-1/2% of the principal balance of the loans as of the date they became subject to the Excess Yield Agreement. The servicing rights of these loans will be transferred to a third party and a reversal of servicing rights of approximately $1.2 million was recorded in the three months ended February 28, 1998 pursuant to this transaction.

        Net cash used in the Company's operating activities for the six months ended February 28, 1997 and 1998 was $39.6 million and $62.0 million, respectively. During the six months ended February 28, 1997 and 1998, the Company used net cash of $1.1 million and $30,000, respectively, in investing activities, which was substantially expended for office equipment and furnishing and data processing equipment. During the six months ended February 28, 1997 and 1998, cash provided by financing activities amounted to $55.2 million and $56.6 million, respectively.

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

Management anticipates the Company will require additional funds in the near future and the Company will seek to raise funds through additional public or private offerings of its debt or equity securities in order to meet its cash requirements. However, there can be no assurance that the Company will be successful in raising the required additional funds.

FINANCIAL CONDITION

February 28, 1998 compared to August 31, 1997

        Cash and cash equivalents decreased 48.4% to $3.2 million at February 28, 1998 from $6.1 million at August 31, 1997 primarily as a result of higher levels of loans held for sale at February 28, 1998.

        Restricted cash deposits increased 45.7% to $10.0 million at February 28, 1998 from $6.9 million at August 31, 1997 primarily due to the number of loans sold and securitized in prior periods.

        Loans held for sale, net, increased to $55.8 million at February 28, 1998 from $9.5 million at August 31, 1997 primarily as a result of the Company's increased loan originations and the timing of loan sales, with no securitization transaction during the three and six months ended February 28, 1998.

        Changes in the allowance for credit losses and the allowance for credit losses on loans sold with recourse for the three and six months ended February 28, 1998 consist of the following (thousands of dollars):

Balance at November 30, 1997                                                     $      8,699
    Provision for credit losses                                                           817
    Reductions to the provision due to securitizations or loans sold without             (111)
    recourse
    Reductions due to charges to allowance for credit losses                               (4)
                                                                                 ------------
Balance at February 28, 1998                                                     $      9,401
                                                                                 ============


Balance at August 31, 1997                                                       $      7,114
    Provision for credit losses                                                         2,519
    Reductions to the provision due to securitizations or loans sold without             (223)
    recourse
    Reductions due to charges to allowance for credit losses                               (9)
                                                                                 -------------
Balance at February 28, 1998                                                     $      9,401
                                                                                 ============


        The allowance for credit losses and the allowance for credit losses on loans sold with recourse consist of the following at these dates:

                                                                AUGUST 31,       FEBRUARY 28,
                                                                   1997              1998
                                                               ------------      ------------
                                                                   (thousands of dollars)
Allowance for credit losses                                    $        100      $        887
Allowance for credit losses on loans sold with recourse               7,014             8,514
                                                               ------------      ------------
    Total                                                      $      7,114      $      9,401
                                                               ============      ============


        The increase in the allowance for credit losses and the allowance for credit losses on loans sold with recourse is primarily due to higher anticipated losses on Title I Loans. Although the Company believes it has made reasonable estimates of the losses on Title I Loans, there can be no assurance that the actual losses will not vary from these estimates.

        Mortgage related securities decreased $15.0 million to $91.3 million at February 28, 1998 from $106.3 million at August 31, 1997 primarily due to the revaluation adjustments to the carrying value. See Note 7 of Notes to Condensed Financial Statements.

        Mortgage servicing rights decreased $793,000 to $8.7 million at February 28, 1998 from $9.5 million at August 31, 1997 due to a reversal of servicing rights of approximately $1.2 million as a result of the consummation of the transactions under the Excess Yield Agreement. See Note 3 to Notes to Condensed Financial Statements.

        Other receivables decreased $3.1 million to $4.8 million at February 28, 1998 from $7.9 million at August 31, 1997 primarily due to a payment of deferred charges due to the Company from whole loan sales prior to August 31, 1997.

        Prepaid debt expenses increased $2.4 million to $4.8 million at February 28, 1998 from $2.4 million at August 31, 1997 primarily due to the debt expense related to the additional $40.0 million of subordinated notes issued in October 1997.

        Prepaid commitment fees increased $1.5 million to $3.9 million at February 28, 1998 from $2.3 million at August 31, 1997 due to costs associated with the December 1997 letter agreement, providing, among other things,, for certain amendments to the Master Purchase Agreement.

        The income tax benefit was $14.5 million at February 28, 1998 comprised of federal and state income taxes, while no such benefit was previously reported. Prior to the Spin-off, income taxes were included in the Due to Mego Financial caption since Mego Financial filed a consolidated tax return. Based on the Company's restructuring and the Company's past ability to create income, management believes that it may be able to utilize the tax benefits over the next several years.

        Other assets decreased 44.8% to $439,000 at February 28, 1998 from $795,000 at August 31, 1997 primarily due to a reclassification of accrued fees on securitizations to other receivables of $541,000.

        Notes and contracts payable increased $21.2 million to $56.8 million at February 28, 1998 from $35.6 million at August 31, 1997 due to the increased borrowings by the Company to fund loan originations as a result of the overall growth in the Company's business.

        Accounts payable and accrued liabilities decreased $4.5 million to $13.4 million at February 28, 1998 from $17.9 million at August 31, 1997 primarily due to the adjustment of the Company's payable to Mego Financial. See Note 5 of Notes to Condensed Financial Statements.

        Allowance for credit losses on loans sold with recourse increased $1.5 million to $8.5 million at February 28, 1998 from $7.0 million at August 31, 1997 primarily due to increased loan sales. Recourse to the Company on sales of loans is governed by the agreements between the purchasers and the Company. The allowance for credit losses on loans sold with recourse represents the Company's estimate of its probable future credit losses to be incurred over the lives of the loans considering estimated future FHA insurance recoveries on Title I Loans. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations, as the Company has no recourse obligation under those securitization agreements for credit losses and estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its residual interest securities.

        Stockholders' equity decreased $12.7 million to $40.4 million at February 28, 1998 from $53.1 million at August 31, 1997 as a result of the net loss of $20.2 million during the six months ended February 28, 1998, partially offset by an increase in additional paid-in capital related to a federal income tax benefit which was a result of the Spin-off and the adjustment of the Company's payable to Mego Financial. See Note 5 of Notes to Condensed Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1996, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. As required by the statement, the Company adopted the new requirements effective January 1, 1997 and applied them prospectively. No material impact resulted from the implementation of SFAS 125. See Note 6 of Notes to Condensed Financial Statements.

        The FASB issued SFAS No. 128, "Earnings per Share," ("SFAS 128") in February 1997, effective for financial statements issued after December 15, 1997. The statement provides simplified standards for the computation and presentation of earnings per share ("EPS"), making EPS comparable to international standards. SFAS 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully-diluted" EPS under APB Opinion No. 15. See Note 6 of Notes to Condensed Financial Statements for further discussion and SFAS 128 pro forma calculations.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

               On February 23, 1998, an action was filed in the United States District Court for the Northern District of Georgia by Robert J. Feeney, as a purported class action against the Company and Jeffrey S. Moore, the Company's President and Chief Executive Officer. The complaint alleges, among other things, that the defendants violated the federal securities laws in connection with the preparation and issuance of certain of the Company's financial statements. The named plaintiff seeks to represent a class consisting of purchasers of the Common Stock between April 11, 1997 and December 18, 1997, and seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the court my deem just and proper. The Company believes it has meritorious defenses to this lawsuit and that any resolution of this lawsuit will not have a material adverse effect on the business or financial condition of the Company.

        In the ordinary course of its business, the Company is, from time to time, named in lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse effect on the business or financial condition of the Company.

ITEM 5.  OTHER
        Jeremy Wiesen has been a Director of the Company since consummation of the IPO in November 1996 and subsequently resigned in March 1998.

        Christopher M. G. DeWinter resigned in March 1998 as Vice
President--Corporate Development of the Company.

        Jack Elrod resigned in April 1998 as Vice President--Loan Administration of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 EXHIBIT NUMBER                                   DESCRIPTION

     10.70 Credit Agreement between the Company and Textron Financial Corporation dated October 22, 1997.

     10.71 Excess Yield and Servicing Rights and Assumption Agreement between the Company and Greenwich Capital Markets, Inc. dated January 22, 1998

     10.72 Amended and Restated Credit Agreement dated as of February 19, 1998 among the Company, the Lenders Party Thereto and The First National Bank of Chicago.

     10.73 Amendment to Services and Consulting Agreement between the Company and Preferred Equities Corporation dated January 20, 1998.

     10.74 Amendment to Loan Program Sub-Servicing Agreement between the Company and Preferred Equities Corporation dated January 20, 1998.

     10.75 Agreement between the Company and Preferred Equities Corporation, dated February 9, 1998, regarding assignment of rights related to the Loan Program Sub-Servicing Agreement to Greenwich Capital Markets, Inc.

     10.76 Amendment to Excess Yield and Servicing Rights and Assumption Agreement between the Company and Greenwich Capital Markets, Inc. dated February 10, 1998

     10.77 Second Amendment to Excess Yield and Servicing Rights and Assumption Agreement between the Company and Greenwich Capital Markets, Inc. dated February, 1998

     27.1         Financial Data Schedule (for SEC use only).

        No reports on Form 8-K were filed during the period. A report on Form 8-K dated March 30, 1998 was filed on March 31, 1998 to report that the Company's Board of Directors revoked and rescinded its actions previously taken changing the fiscal year end to December 31 and determined that the Company's fiscal year end shall revert back to August 31.

                                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MEGO MORTGAGE CORPORATION


                                        By: /s/ James L. Belter
                                           -------------------------------------
                                           James L. Belter
                                           Executive Vice President
                                           Treasurer and Chief Financial Officer







Date:   April 20, 1998