Form 10-Q/A
period 1998-02-28
MEGO MORTGAGE CORP
filed 1998-05-21
CIK 1023334

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  FORM 10-Q/A

                               AMENDMENT NO. 1

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

        As of May 19, 1998, there were 12,300,000 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

================================================================================

         The Registrant hereby amends the Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 1998 in its entirety. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of the Registrant's Amended Quarterly Report on Form 10-Q for the period ended February 28, 1998 follows.

         Subsequent to February 28, 1998, the Registrant reviewed its underlying assumptions with respect to the probability that the Registrant will be able to use any or all of the deferred tax asset created from the pre-tax losses during the previous six months within a reasonable amount of time. Upon this review, the Registrant determined that based on the weight of available evidence that it is more likely than not that the deferred tax asset relating to the net operating loss carryforwards will not be realized, and has elected to create an allowance (of 100%) of the deferred tax asset relating to the net operating loss carryforward portion of the deferred tax asset.

         Prior to this adjustment, the Registrant's net loss for the six month period ended February 28, 1998 was $20.2 million and after the adjustment, the Registrant's net loss for the six month period ended February 28, 1998 was $32.5 million.

         As discussed in Note 4 of the Notes to Condensed Financial Statements, the Registrant is not in compliance with certain covenants on its warehouse line of credit with outstanding balances in the amount of $8.5 million and $40.0 million at August 31, 1997 and February 28, 1998, respectively, and its revolving line of credit with outstanding balances in the amount of $25.0 million and $10.0 million at August 31, 1997 and February 28, 1998, and there is no assurance that the lines of credit will be renewed. As discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, certain mortgage servicing rights aggregating $3.1 million at February 28, 1998, are subject to termination due to loan default rates in excess of the permitted limit set forth in the related pooling and servicing agreements. Also, as discussed in Part II Other Information - Item 1. Legal Proceedings a class action suit was filed against the Registrant and the Registrant's Chief Executive Officer that alleges, among other things, that the Registrant violated the federal securities laws in connection with the preparation and issuance of the Registrant's financial statements. As discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations the Registrant is not in compliance with certain covenants in the subordinated notes indenture which prohibits the Registrant from obtaining additional financing. The Registrant has operated on a negative cash flow basis since inception and due to cash flow restrictions, the Registrant has curtailed loan originations and subsequently reduced its work force. During March and April 1998, the Registrant originated only $5.5 million of Conventional Loans, $0.5 million of Title I Loans and $3.3 million of First Mortgage Loans compared to $304.3 million, $18.1 million and $4.8 million, respectively, of Conventional, Title I and First Mortgage Loans for the six months ended February 28, 1998. These matters, among others, raise substantial doubt about the Registrant's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In order to return the Registrant to profitability and improve the Registrant's financial position, the Registrant is focusing on the following strategic initiatives: (i) consummation of the recapitalization transactions as described in Note 8 to Notes to Condensed Financial Statements; (ii) balancing whole loan sales on a servicing released or retained basis for cash premiums with the use of securitizations as a method of loan disposition; (iii) implementing cost saving measures; (iv) offering new complementary loan products such as non-conforming first mortgage loans; and (v) diversifying its production channels to include direct loan originations, including through one or more strategic acquisitions of retail lending institutions.

         If the Registrant is unable to obtain additional equity or financing as a result of the proposed recapitalization, the alternatives potentially available to the Registrant are limited and the Registrant may be forced to consider bankruptcy proceedings.

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

Item 1.    Legal Proceedings..............................................................32

Item 5.    Other..........................................................................32

Item 6.    Exhibits and Reports on Form 8-K...............................................32

SIGNATURE ................................................................................33

                            MEGO MORTGAGE CORPORATION
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)


                                                                                      AUGUST 31,    FEBRUARY 28,
                                                                                         1997          1998
                                                                                       --------      --------
                                                                                 (thousands of dollars, except
                                                                                      per share amounts)
ASSETS
Cash and cash equivalents                                                              $  6,104      $  3,152
Cash deposits, restricted                                                                 6,890        10,039
Loans held for sale, net of allowance for credit losses of $100 and $887                  9,523        55,820
Mortgage related securities, at fair value                                              106,299        91,254
Mortgage servicing rights                                                                 9,507         8,714
Other receivables                                                                         7,945         4,835
Property and equipment, net of accumulated depreciation of $675 and $1,010                2,153         1,847
Organizational costs, net of amortization                                                   289           193
Prepaid debt expenses                                                                     2,362         4,791
Prepaid commitment fee                                                                    2,333         3,869
Deferred income tax asset                                                                    --         2,152
Other assets                                                                                795           439
                                                                                       --------      --------

            TOTAL ASSETS                                                               $154,200      $187,105
                                                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes and contracts payable                                                         $ 35,572      $ 56,821
   Accounts payable and accrued liabilities                                              17,858        13,387
   Allowance for credit losses on loans sold with recourse                                7,014         8,514
   State income taxes payable                                                               649            --
                                                                                       --------      --------

            Total liabilities                                                            61,093        78,722
                                                                                       --------      --------

Subordinated debt                                                                        40,000        80,367
                                                                                       --------      --------

Stockholders' equity:
   Preferred Stock, $.01 par value per share
     (Authorized--5,000,000 shares)                                                          --            --
   Common Stock, $.01 par value per share
     (Authorized--50,000,000 shares;
     Issued and outstanding--12,300,000 at August 31, 1997 and February 28, 1998)           123           123
   Additional paid-in capital                                                            29,185        36,633
   Retained earnings (accumulated deficit)                                               23,799        (8,740)
                                                                                       --------      --------

            Total stockholders' equity                                                   53,107        28,016
                                                                                       --------      --------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $154,200      $187,105
                                                                                       ========      ========


                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                            FEBRUARY 28,                     FEBRUARY 28,
                                                                 -----------------------------     ----------------------------
                                                                      1997             1998             1997             1998
                                                                 ------------     ------------     ------------     ------------
                                                                              (thousands of dollars, except per share amounts)
REVENUES:
    Gain (loss) on sale of loans                                 $      5,823     $     (1,912)    $     15,424     $      1,809
    Net unrealized gain (loss) on mortgage related securities           3,143           (3,652)           2,908          (16,760)
    Loan servicing income, net                                            560            1,310            1,198            2,504

    Interest income                                                     2,029            4,879            3,029            9,175
    Less: interest expense                                             (1,503)          (4,195)          (2,148)          (7,281)
                                                                 ------------     ------------     ------------     ------------
       Net interest income                                                526              684              881            1,894
                                                                 ------------     ------------     ------------     ------------

                Net revenues (losses)                                  10,052           (3,570)          20,411          (10,553)
                                                                 ------------     ------------     ------------     ------------

COSTS AND EXPENSES:
    Net provision for credit losses                                      (800)             706              911            2,296
    Depreciation and amortization                                         156              298              296              506
    Other interest                                                         51              150               98              227
    General and administrative:
       Payroll and benefits                                             2,497            4,624            4,313            9,831
       Professional services                                              560            1,019              991            2,536
       Commissions and selling                                            651              642            1,234            1,332
       Sub-servicing fees                                                 372              610              657            1,271
       Other services                                                     252              694              457            1,084
       Rent and lease expenses                                            197              365              451              658
       Travel                                                              83              276              205              536
       Credit reports                                                     380              194              533              466
       FHA insurance                                                       75               37              278              143
       Other                                                              129              506              526            1,100
                                                                 ------------     ------------     ------------     ------------

                Total costs and expenses                                4,603           10,121           10,950           21,986
                                                                 ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                                       5,449          (13,691)           9,461          (32,539)

INCOME TAXES                                                            2,078            7,153            3,611               --
                                                                 ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                                $      3,371     $    (20,844)    $      5,850     $    (32,539)
                                                                 ============     ============     ============     ============





EARNINGS (LOSS) PER COMMON SHARE:
    Basic:
    Net income (loss)                                            $       0.27     $      (1.69)    $       0.52     $      (2.65)
                                                                 ============     ============     ============     ============

    Weighted-average number of common shares outstanding           12,300,000       12,300,000       11,296,133       12,300,000
                                                                 ============     ============     ============     ============

    Diluted:
    Net income (loss)                                            $       0.27     $      (1.69)    $       0.51     $      (2.65)
                                                                 ============     ============     ============     ============
    Weighted-average number of common shares
       and assumed conversions                                     12,476,069       12,300,000       11,463,259       12,300,000
                                                                 ============     ============     ============     ============

                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                            SIX MONTHS ENDED FEBRUARY 28,
                                                                                              -------------------------
                                                                                                 1997            1998
                                                                                              ---------       ---------
                                                                                                (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                         $   5,850       $ (32,539)
                                                                                              ---------       ---------
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Additions to mortgage servicing rights                                                    (3,086)           (434)
       Net unrealized loss (gain) on mortgage related securities                                 (2,908)         16,760
       Additions to mortgage related securities                                                 (26,715)          1,532
       Net provisions for estimated credit losses                                                   911           2,296
       Depreciation and amortization expense                                                        296             506
       Amortization of prepaid debt expense                                                         177             656
       Amortization of prepaid commitment fee                                                       264             464
       Amortization of mortgage servicing rights                                                  1,108           1,227
       Accretion of residual interest on mortgage related securities                             (1,306)         (4,435)
       Payments on mortgage related securities                                                      503             632
       Amortization of mortgage related securities                                                  956             556
       Loans originated for sale                                                               (174,009)       (335,510)
       Payments on loans held for sale                                                               97           1,179
       Proceeds from sale of loans                                                              167,441         286,800
       Changes in operating assets and liabilities:
          Increase in cash deposits, restricted                                                  (1,088)         (3,149)
          Decrease (increase) in other assets, net                                               (1,011)          2,755
          Decrease in state income taxes payable                                                   (672)           (649)
          Increase in deferred income tax asset                                                      --          (2,152)
          Increase (decrease) in other liabilities, net                                          (6,447)          4,052
                                                                                              ---------       ---------

             Total adjustments                                                                  (45,489)        (26,914)
                                                                                              ---------       ---------

                Net cash used in operating activities                                           (39,639)        (59,453)
                                                                                              ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                           (1,119)            (30)
    Proceeds from sale of property and equipment                                                      3              --
                                                                                              ---------       ---------

                Net cash used in investing activities                                            (1,116)            (30)
                                                                                              ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings on notes and contracts payable                                     123,067         328,802
    Payments on notes and contracts payable                                                    (126,278)       (310,611)
    Amortization of premium on subordinated debt                                                     --             (33)
    Issuance of subordinated debt                                                                37,750          38,373
    Proceeds from sale of common stock                                                           20,658              --
                                                                                              ---------       ---------

                Net cash provided by financing activities                                        55,197          56,531
                                                                                              ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             14,442          (2,952)

CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD                                                      443           6,104
                                                                                              ---------       ---------

CASH AND CASH EQUIVALENTS--END OF PERIOD                                                      $  14,885       $   3,152
                                                                                              =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                                               $   1,041       $   4,602
                                                                                              =========       =========
       State income taxes                                                                     $   1,241       $     493
                                                                                              =========       =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    Addition to prepaid commitment fee and Due to Mego Financial Corp.
       in connection with loan sale commitment received                                       $   3,000       $      --
                                                                                              =========       =========
    Increase in deferred federal income tax asset related to Spin-off                         $      --       $   2,354
                                                                                              =========       =========

                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                            COMMON STOCK
                                                           $.01 PAR VALUE         ADDITIONAL
                                                   --------------------------       PAID-IN        RETAINED
                                                     SHARES          AMOUNT         CAPITAL        EARNINGS           TOTAL
                                                   ----------      ----------      ----------      ----------       ----------
                                                               (thousands of dollars, except per share amounts)

Balance at August 31, 1997                         12,300,000      $      123      $   29,185      $   23,799       $   53,107

Increase in additional paid-in capital due to
    adjustment of deferred federal income tax
    asset related to Spin-off                              --              --           2,354              --            2,354

Increase in additional paid-in capital due to
    settlement of amount payable to
    Mego Financial Corp. related to Spin-off
    (see Note 5 of Notes to Condensed
    Financial Statements)                                  --              --           5,094              --            5,094

Net loss for the six months ended
    February 28, 1998                                      --              --              --         (32,539)         (32,539)
                                                   ----------      ----------      ----------      ----------       ----------

Balance at February 28, 1998                       12,300,000      $      123      $   36,633      $   (8,740)      $   28,016
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

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1998



3.  RECENT DEVELOPMENTS

        In January 1998, in order to improve its cash position, the Company entered into the Excess Yield and Servicing Rights Purchase and Assumption Agreement (the "Excess Yield Agreement") with a financial institution with which the Company has a master loan purchase and servicing agreement providing for the purchase of up to $2.0 billion in loans over a five year period (the "Master Purchase Agreement"). Pursuant to the Excess Yield Agreement, the Company sold the excess yield and servicing rights pertaining to approximately $175.5 million of Conventional Loans which had previously been sold under the Master Purchase Agreement. In the aggregate, when combined with the original sales proceeds, the Company received a purchase price equivalent to 101% of the principal balance of the Conventional Loans. In February, March and April 1998, the First, Second and Third Amendments to the Excess Yield Agreement were executed pursuant to which an additional $19.5 million of Conventional Loans were sold. These transactions resulted in a loss of approximately $417,000 and generated approximately $4.5 million in cash proceeds to the Company. The Company is to receive additional compensation in the form of sales commissions upon the eventual disposition of certain of these Conventional Loans in the secondary market. The amount of the sales commissions will depend on the timing of those sales and the identities of the eventual purchasers. Approximately $99.0 million of these Conventional Loans had been resold in the secondary market by the end of March 1998. The remaining balance of these Conventional Loans of approximately $90.0 million are expected to be pooled with other Conventional Loans held by that financial institution with the intention of disposing of them in an asset-backed securitization in June 1998. The Company is to receive a two-thirds residual interest pertaining to the portion of Conventional Loans originated by the Company which are disposed of in that securitization. Prior to eventual disposition of the Conventional Loans, there is limited recourse to the Company for repurchase of those loans which become more than 60 days contractually delinquent. The amount of this recourse is limited to 2-1/2% of the principal balance of the loans as of the date they became subject to the Excess Yield Agreement. The servicing rights of these loans will transferred to a third party and a reversal of servicing rights of approximately $1.2 million was recorded pursuant to this transaction.

        In April 1998, an agreement was made to adjust by $5.3 million the federal income tax portion of a payable that the Company owed Mego Financial as a result of the Company filing a consolidated federal income tax return with Mego Financial's affiliated group prior to the Spin-off. See Note 5.

4.  FINANCING ARRANGEMENTS

        The Company has four significant sources of financing: (i) a warehouse line of credit for up to $55.0 million decreasing in stages to $35.0 million at March 4, 1998 and subsequently to $16.0 million (the "Warehouse Line"), which matures on May 29, 1998 at which time the outstanding balance thereunder is payable in full; (ii) a revolving credit facility for up to $25.0 million, less amounts outstanding under repurchase agreements (the "First Revolving Credit Facility"); (iii) a second revolving credit facility for up to $5.0 million which may, under certain circumstances, be increased to $8.8 million (the "Second Revolving Credit Facility"); and (iv) $80.0 million of outstanding 12 1/2% Senior Subordinated Notes due 2001 (the "Notes"). In addition, the Company has the Master Purchase Agreement providing for the purchase of up to $2.0 billion in loans over a five year period. Pursuant to a letter agreement dated December 29, 1997, the Master Purchase Agreement may be amended to provide for the purchase of up to $3.0 billion in loans over the period ending September 2001.

        The Company is currently not in compliance with certain terms of the Warehouse Line, under which $14.5 million is presently outstanding, because the Company is not in compliance with the adjusted tangible net worth requirement and the amount outstanding exceeds the amount permitted to be borrowed thereunder. In addition, the Company does not have purchase commitments covering the pledged loans and has not delivered to the Warehouse Line lenders satisfactory takeout commitments. The Company is also not in compliance with the debt-to-net worth requirement contained in the agreement governing the First Revolving Credit Facility, under which $10.0 million is presently outstanding. In addition, under the terms of the Indenture governing the Notes (the "Indenture"), the Company cannot presently incur additional indebtedness other than Permitted Warehouse Indebtedness (as defined therein) and certain other types of indebtedness because the Company is not in compliance with the consolidated leverage ratio requirement contained in the Indenture. The agent has advised the Company that the Warehouse Line lenders do not intend to renew the Warehouse Line.

        In February 1998, in order to avoid non-compliance with the terms of the Warehouse Line, the Company entered into an amended and restated credit agreement (the "Amended Credit Agreement") which has been further amended modifying the existing Warehouse Line agreement to, among other things: (i) reduce the amount of the Warehouse Line from $65.0 million to $55.0 million and in stages to $35.0 million by March 4, 1998 and subsequently to $16.0 million (subject to increase with the approval of all of the parties to such agreement);
(ii) change the expiration date of the Warehouse Line from June 15, 1998 to May 29, 1998; (iii) add the ability to borrow against First Mortgage Loans in an amount not to exceed 15% of the lenders' aggregate commitment; (iv) reduce the advance rate for certain loan categories; (v) prohibit the payment of dividends by the Company; (vi) limit the amount of "Funded Debt" (as defined therein to mean indebtedness for money borrowed, with certain exceptions) to the sum of (a) 100% of cash, (b) 95% of "loans held for sale, net" and (c) 80% of "Restricted Assets" which are restricted cash, mortgage related securities, mortgage servicing rights and excess servicing rights; and (vii) modify certain of the financial covenants

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1998
to, among other things, require the maintenance of (a) an adjusted leverage ratio of total liabilities (which excludes subordinated debt up to $80.4 million) to adjusted tangible net worth not to exceed 1.75 to 1.0, (b) an adjusted tangible net worth (which includes subordinated debt) of at least $110.0 million plus 75% of positive net income after December 31, 1997 and 100% of any new equity or subordinated debt offering and (c) a tangible net worth (which excludes subordinated debt) of at least $30.0 million plus 75% of positive net income after December 31, 1997 and 100% of any new equity offering. At February 28, 1998, the Company's actual adjusted tangible net worth was $99.1 million, which was $10.9 million less than the required minimum. In addition, the Company agreed to provide satisfactory purchase commitments by March 3, 1998 to the Warehouse Line lenders, covering the then pledged loans in the Warehouse Line. An extension of this compliance date to March 13, 1998 was received and the Company was in compliance with this requirement at that date. As of the date hereof, the Company is not in compliance with the requirement to maintain purchase commitments.

        In April 1998, the Company entered in an amendment to the Amended Credit Agreement modifying such agreement to, among other things: (i) reduce the amount of the Warehouse Line to $20.0 million by April 17, 1998 and subsequently to $16.0 million; and (ii) change certain definitions relating to the eligibility of loans as collateral under the agreement. As of the date of this report, the Company is not in compliance with the terms of the Warehouse Line because, among other reasons, the amount outstanding under the line exceeds the amount permitted to be borrowed thereunder. The Company has received commitments for the sale of loans, the proceeds of which would be applied to reduce the amount outstanding under the line and would be sufficient to bring the Company in compliance with the terms thereof. However, there can be no assurance that such loan sales will be consummated.


        As a result of the losses the Company recognized during the six months ended February 28, 1998, the Company was not in compliance with certain provisions of the pledge and security agreement, as amended, governing the First Revolving Credit Facility and is not in compliance with certain provisions of the Indenture governing the Notes. Specifically, the pledge and security agreement governing the First Revolving Credit Facility requires the Company to maintain a debt-to-net worth ratio not to exceed 2.5:1 and at February 28, 1998, the ratio was 4.25:1. The financial institution providing the First Revolving Credit Facility has agreed to waive the non-compliance provided that the debt-to-net worth ratio shall not exceed 6:1 prior to May 31, 1998 after which the ratio may not exceed 2.5:1. Additionally, at February 28, 1998 the Company is required to maintain a minimum net worth of $42.5 million and the Company's actual net worth was $28.0 million.

        The Indenture governing the Notes includes material covenant restrictions which, among other things, limit the Company's ability to incur indebtedness other than warehouse loans, grant liens on its assets and enter into extraordinary corporate transactions. The Company may not incur indebtedness (other than Permitted Warehouse Indebtedness and certain other limited types of indebtedness) or issue capital stock containing certain terms. At February 28, 1998, the Consolidated Leverage Ratio was 5.52:1. Accordingly, while the Company is not in default under the terms of the Indenture, the Company cannot presently incur additional debt other than Permitted Warehouse Indebtedness and certain other types of indebtedness.

        The Company can give no assurance that it will be able to remain in compliance with financial covenants under the First Revolving Credit Facility, the Indenture or any of the Company's other credit facilities. Failure to remain in compliance is likely to result in material adverse consequences, including potential bankruptcy proceedings.

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

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1998


        Data utilized in calculating pro forma earnings per share under SFAS 128 is as follows:



                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         FEBRUARY 28,                        FEBRUARY 28,
                                                -----------------------------        ------------------------------
                                                   1997               1998               1997               1998
                                                -----------       -----------        -----------       ------------
                                                                        (thousands of dollars)
Basic:
  Net income (loss)                             $      3,371      $    (20,844)      $      5,850      $    (32,539)
                                                ============      ============       ============      ============
  Weighted-average number of common shares
    outstanding                                   12,300,000        12,300,000         11,296,133        12,300,000
                                                ============      ============       ============      ============

Diluted:
  Net income (loss)                             $      3,371      $    (20,844)      $      5,850      $    (32,539)
                                                ============      ============       ============      ============
  Weighted-average number of common
    shares and assumed conversions                12,476,069        12,300,000         11,463,259        12,300,000
                                                ============      ============       ============      ============

        The following tables reconcile the net income (loss) applicable to common stockholders, basic and diluted shares, and EPS for the following periods:

                                      THREE MONTHS ENDED FEBRUARY 28,  1997            THREE MONTHS ENDED FEBRUARY 28, 1998
                                 ----------------------------------------------   ------------------------------------------------
                                                                     PER-SHARE                                         PER-SHARE
                                    INCOME            SHARES           AMOUNT        INCOME             SHARES            AMOUNT
                                 ------------      ------------      ----------   ------------       ------------       ----------
                                                               (thousands of dollars, except per share amounts)

Net income (loss)                $      3,371                                     $    (20,844)

BASIC EPS
Income (loss) applicable
  to common stockholders                3,371        12,300,000      $     0.27        (20,844)        12,300,000       $    (1.69)
                                 ------------      ------------      ==========   ------------       ------------       ==========

Effect of dilutive
  securities:
  Warrants                                 --                --                             --                 --
  Stock options                            --           176,069                             --                 --
                                 ------------      ------------                   ------------       ------------

DILUTED EPS
Income (loss) applicable
  to common stockholders
  and assumed conversions        $      3,371        12,476,069      $     0.27   $    (20,844)        12,300,000       $    (1.69)
                                 ============      ============      ==========   ============       ============       ==========

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
          FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 1997 AND 1998


                                       SIX MONTHS ENDED FEBRUARY 28, 1997               SIX MONTHS ENDED FEBRUARY 28, 1998
                                 ---------------------------------------------   ---------------------------------------------
                                                                     PER-SHARE                                      PER-SHARE
                                    INCOME            SHARES           AMOUNT       INCOME             SHARES         AMOUNT
                                 ------------      ------------       ========   ------------       ------------      ========
                                                         (thousands of dollars, except per share amounts)

Net income (loss)                $      5,850                                    $    (32,539)

BASIC EPS
Income (loss) applicable
  to common stockholders                5,850        11,296,133       $   0.52        (32,539)        12,300,000      $  (2.65)
                                 ------------      ------------       ========   ------------       ------------      ========

Effect of dilutive
  securities:
  Warrants                                 --                --                           --                 --
  Stock options                            --           167,126                           --                 --
                                 ------------      ------------                  ------------       ------------

DILUTED EPS
Income (loss) applicable
  to common stockholders
  and assumed conversions        $      5,850        11,463,259       $   0.51   $    (32,539)        12,300,000      $  (2.65)
                                 ============      ============       ========   ============       ============      ========

        In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprise and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS Nos. 130 and 131 deal with financial statements disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on it financial position, results of operations or cash flows. The Company has not yet determined what its reporting segments will be under SFAS 131.

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

        The Company utilizes a 12% discount rate to calculate the present value of cash flow streams. Taken in conjunction with the above prepayment and loss assumptions, management believes these valuations reflect current market values. Because of the inherent uncertainty of the valuations these estimated market values may differ from values that would have been used had a ready market for the securities existed, and the difference could be material. The Company has not obtained an independent valuation of the assumptions utilized in calculating the carrying value of mortgage related securities for any period subsequent to August 31, 1997.

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

        The Company has entered into a registration rights agreement with Friedman, Billings, Ramsey & Co., Inc. ("Registration Rights Agreement") pursuant to which the Company agreed, for the benefit of the holders of the Additional Notes, at the Company's cost, (i) to file a registration statement (the "Exchange Offer Registration Statement") with respect to a registered offer to exchange the Additional Notes ("Exchange Offer") for notes of the Company with terms identical in all material respects to the Additional Notes ("Exchange Notes") (except that the Exchange Notes will not contain terms with respect to transfer restrictions or interest rate increases) with the Securities and Exchange Commission ("SEC") by November 28, 1997 and (ii) to use its best efforts to cause the Exchange Offer Registration Statement to be declared effective under the Securities Act on or before January 12, 1998. The Company did not meet the January 12, 1998 deadline and expects to pay additional interest of less than $20,000. Promptly after the Exchange Offer Registration Statement has been declared effective, the Company will offer the Exchange Notes in exchange for surrender of the Additional Notes. The Company will keep the Exchange Offer open for not less than 30 days (or longer if required by applicable law) after the date notice of the Exchange Offer is mailed to the holders of the Additional Notes. For each Additional Note validly tendered to the Company pursuant to the Exchange Offer and not withdrawn by the holder thereof, the holder of such Additional Note will receive Exchange Notes having a principal amount equal to that of the tendered Additional Note. Interest on each Exchange Note will accrue from the last interest payment date on which interest was paid on the tendered Additional Notes in exchange therefor or, if no interest has been paid on such Additional Notes, from the date of its original issue. The Company filed the Exchange Offer Registration statement with the SEC on November 28, 1997, however, such registration statement has not been declared effective by the SEC.



9.  INCOME TAXES

     The Company has filed consolidated federal income tax returns with Mego Financial. Income taxes for the Company are provided for on a separate return basis. As part of a tax sharing arrangement, the Company has recorded a liability to Mego Financial for federal income taxes applied to the Company's financial statement income after giving consideration to applicable income tax law and statutory rates. The Company accounts for taxes under SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires an asset and liability approach. For periods after September 2, 1997 (after the Spin-off), the Company will file separate consolidated federal income tax returns.

     The provision for income taxes includes deferred income taxes, which result from reporting items of income and expense for financial statement purposes in different accounting periods than for income tax purposes. The Company also provides for state income taxes at the rate of 6% of income before income taxes. The Company provides a valuation allowance for deferred tax assets when management determines, based on the weight of available evidence, that it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management determined that at February 28, 1998 a valuation allowance was required for the net operating loss deferred tax asset in the amount of $12.3 million which resulted in income tax expense for the three months ended February 28, 1998 in the amount of $7.2 million and a reversal of the income tax benefit of $7.2 million recorded for the three months ended November 30, 1997.

     Prior to the Spin-off, the Company recorded a liability to Mego Financial for federal income taxes at the statutory rate (currently 34%). State income taxes are computed at the appropriate state rate (6%) net of any available operating loss carryovers and are recorded as state income taxes payable. Income tax expense (benefit) has been computed as follows:

                                       FOR THE THREE              FOR THE SIX
                                        MONTHS ENDED              MONTHS ENDED
                                        FEBRUARY 28,              FEBRUARY 28,
                                   ---------------------   ---------------------------
                                      1997        1998         1997           1998
                                   ---------   ---------   ------------   ------------
                                                (THOUSANDS OF DOLLARS)
Income (loss) before income
  taxes.......................      $ 5,449   $ (13,691)      $9,461        $(32,539)
                                    =======   =========       ======        ========
Federal income taxes (benefit)
  at 34% of income............      $ 1,853   $  (4,655)      $3,217        $(11,063)
State income taxes (benefit),
  net of federal income tax
  benefit.....................          218        (548)         571          (1,302)
Increase in valuation
  allowance...................           --      12,349           --          12,349
Other.........................            7           7         (177)             16
                                    -------   ---------       ------        --------
Income tax expense............      $ 2,078   $   7,153       $3,611        $     --
                                    =======   =========       ======        ========
Income tax expense
  is comprised of the
  following:
  Current.....................      $ 2,078   $   7,153       $3,037        $     --

  Deferred....................           --          --          574              --

                                    -------   ---------       ------        --------
          Total...............      $ 2,078   $   7,153       $3,611        $     --
                                    =======   =========       ======        ========

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

        The Company has operated since March 1994 on a negative cash flow basis. As a result of such negative cash flow of the Company's operations, the provisions under the indenture governing the Company's senior subordinated notes limiting the Company's ability to incur additional indebtedness and the reduction of the Company's warehouse line of credit ("Warehouse Line") from $55.0 million to $16.0 million, the Company has substantially curtailed the origination of loans during the quarter ended February 28, 1998. Loan originations for the three months ended February 28, 1998 totaled $127.3 million as compared to $199.9 million for the three months ended November 30, 1997. In conjunction with this curtailment, the Company restructured its workforce which resulted in a 32% reduction in the number of employees from its peak in early January 1998 through March 1998. The Company has refocused its operations on the origination of those loan products which are either cash flow positive at the time of their acquisition or substantially less expensive to acquire than the historical business previously generated by the Dealer and Correspondent divisions. In this regard, the Company is intensifying its efforts toward direct consumer loan origination which generates fees to the Company at the time of origination. Additional efforts are being made to expand the Company's First Mortgage Loan originations which have a lower cost of acquisition as well as a more liquid secondary market for loan dispositions. There can be no assurance, however, that the Company will be successful in its efforts to achieve a cash flow neutral or positive basis.
        The Company proposes to engage in a series of transactions to recapitalize the Company. While no definitive agreements have been executed and no terms have been determined, the Company proposes to raise $40.0 to $60.0 million through a private placement of equity securities at an anticipated price of between $1.50 and $2.00. The Company is also proposing to offer to exchange new subordinated notes and convertible preferred stock, subject to certain limitations, for all of the outstanding $80.0 million of 12 1/2% Senior Subordinated Notes due 2001 (the "Notes"). Consummation of the private placement is expected to be contingent upon holders of substantially all of the outstanding Notes accepting the exchange offer. The Company expects to commence the private placement and the exchange offer promptly. Offers will be made only by means of an offering memorandum. The securities proposed to be issued pursuant to the private placement and the exchange offer will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from such registration. The Company contemplates that following consummation of the private placement and the exchange offer it will issue to common stock holders of record on May 13, 1998, rights to purchase additional shares of common stock at the same price as common stock is sold in the private placement. Due to pressing cash requirements, the Company has curtailed its loan originations and proposes to use the net proceeds of the private placement and the rights offering to provide capital to originate loans and for general corporate purposes. The securities proposed to be issued pursuant to the rights offering will be registered under the Securities Act of 1933 and the offering will be made only by means of a prospectus. Management of the Company believes that if the Company is unable to complete the transactions to recapitalize the Company the alternatives potentially available to the Company are limited and that the Company may be forced to consider bankruptcy proceedings.

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

        The Company carries interest only and residual securities at fair value. As such, the carrying value of these securities is affected by changes in market interest rates and prepayment and loss experiences of these and similar securities. The Company estimates the fair value of the interest only and residual securities utilizing prepayment and credit loss assumptions the Company believes to be appropriate for each particular securitization. To the Company's knowledge, there is no active market for the sale of these interest only and residual securities. Because of the inherent uncertainty of the valuations, those estimated market values may differ from values that would have been used had a ready market for the securities existed and the difference could be material.

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


        The application of such revised prepayment and loss assumptions to the Company's portfolio of mortgage related securities generated from its securitizations required the Company to adjust the carrying value of such securities by approximately $10.2 million at November 30, 1997. Additional negative adjustments of approximately $3.9 million to the carrying value of mortgage related securities pertaining to Title I loan securitizations and other sales were also recognized during the three months ended November 30, 1997 due to a higher level of defaults and prepayments than had been previously anticipated. Following a calculation of the effect of accretion of interest, amortization of cash flow residuals and increased prepayment penalty fees, the carrying value of the Company's mortgage related securities was reduced to $94.3 million as of November 30, 1997 from $106.3 million as of August 31, 1997. As a result of, among other things, the application of the revised prepayment and loss assumptions, the Company was required to take a $14.1 million charge to earnings during the three months ended November 30, 1997. During the three months ended February 28, 1998, negative adjustments of approximately $3.7 million were recognized due to increased required levels of over-collateralization and higher than anticipated prepayments on Title I Loans and the recognition of an impairment to the carrying value of a mortgage related security which had previously been recorded as a whole loan sale, sold servicing retained, whose underlying loans are anticipated to be repurchased and included in a future securitization. For the six months ended February 28, 1998, the Company incurred a net loss of $32.5 million as compared to net income of $5.9 million for the six months ended February 28, 1997. The rate of voluntary prepayments on the securitized Conventional Loans during December 1997, January 1998 and February 1998 was significantly lower than the new assumptions predicted. However, there can be no assurance that this decrease in prepayments is a trend or that, if it is a trend, the trend will continue.

        Although the Company believes that it has made reasonable estimates of the fair value of the mortgage related securities in formulating the revised prepayment and loss assumptions, the rate of prepayments and default rates utilized are estimates, and actual experience may vary from these estimates and the difference may be material. The Company has not obtained an independent valuation of the assumptions utilized in calculating the carrying value of the Company's mortgage related securities for any period subsequent to August 31, 1997. There can be no assurance that the revised prepayment and loss assumptions used to determine the fair value of the Company's mortgage related securities and mortgage servicing rights will remain appropriate for the life of the loans. If actual loan prepayments or credit losses exceed the Company's estimates, the carrying value of the Company's mortgage related securities and mortgage servicing rights may have to be further written down through a charge against earnings.

        The Company has four significant sources of financing: (i) the Warehouse Line for up to $16.0 million; (ii) a revolving line of credit for up to $25.0 million, less amounts outstanding under repurchase agreements (the "First Revolving Credit Facility"); (iii) a second revolving credit facility for up to $5.0 million which, under certain circumstances, may be increased to $8.8 million (the "Second Revolving Credit Facility"); and (iv) $80.0 million of outstanding Notes. As a result of the losses the Company recognized during the six months ended February 28, 1998, the Company was not in compliance with certain provisions of the pledge and security agreement, as amended, governing the First Revolving Credit Facility and is not in compliance with certain provisions of the Indenture governing the Notes (the "Indenture") and the credit agreement governing the Warehouse Line. While the Company is not in default under the terms of the Indenture, the Company cannot presently incur additional debt other than Permitted Warehouse Indebtedness (as defined therein) and certain other types of indebtedness. The Company must maintain external sources of cash to fund its operations and therefore must maintain its sources of financing or identify other external sources of funds. See "Liquidity and Capital Resources."

        The Company is currently not in compliance with certain terms of the Warehouse Line, under which $14.5 million is presently outstanding, because the Company is not in compliance with the adjusted tangible net worth requirement and the amount outstanding exceeds the amount permitted to be borrowed thereunder. In addition, the Company does not have purchase commitments covering the pledged loans and has not delivered to the Warehouse Line lenders satisfactory takeout commitments. The Company is also not in compliance with the debt-to-net worth requirement contained in the agreement governing the First Revolving Credit Facility, under which $10.0 million is presently outstanding. In addition, under the terms of the Indenture, the Company cannot presently incur additional indebtedness other than Permitted Warehouse Indebtedness and certain other types of indebtedness because the Company is not in compliance with the consolidated leverage ratio requirement contained in the Indenture.

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

RESULTS OF OPERATIONS

        The following table sets forth certain data regarding loans originated and serviced by the Company during the three and six months ended February 28, 1997 and 1998:

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

WHOLE LOAN SALES SOLD WITH SERVICING
  RELEASED TO FNMA AND OTHERS:
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

        Income (loss) before income taxes decreased to a loss of $13.7 million for the three months ended February 28, 1998 from income of $5.4 million for the three months ended February 28, 1997. Due to the increase in the deferred income tax valuation adjustment of $7.2 million, the provision for income taxes increased to $7.2 million for the three months ended February 28, 1998 from an income tax expense of $2.1 million for the three months ended February 28, 1997.

        As a result of the foregoing, the Company incurred a net loss of $20.8 million for the three months ended February 28, 1998 compared to net income of $3.4 million for the three months ended February 28, 1997.

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

        Other services increased $627,000 to $1.1 million during the six months ended February 28, 1998 from $457,000 for the six months ended February 28, 1997 due to increased loan volume and documentation expenses for loans sold with servicing released during the current quarter.

        Rent and lease expenses increased $207,000 to $658,000 during the six months ended February 28, 1998 from $451,000 for the six months ended February 28, 1997 due to the prior year reflecting new tenant discounts for office space at Parkwood Circle.

        Travel expenses increased $331,000 to $536,000 during the six months ended February 28, 1998 from $205,000 during the six months ended February 28, 1997 due to increased travel necessary to support the then business expansion.

        Other general and administrative expenses increased $574,000 to $1.1 million during the six months ended February 28, 1998 from $526,000 during the six months ended February 28, 1997 due primarily to increased expenses related to the expansion of facilities.


        As a result of the foregoing, the Company incurred a net loss of $32.5 million for the six months ended February 28, 1998 compared to net income of $5.9 million for the six months ended February 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents were $3.2 million at February 28, 1998 compared to $6.1 million at August 31, 1997.

        The Company has operated since March 1994 on a negative cash flow basis. As a result of such negative cash flow, since December 1997, the Company has been required to significantly curtail the volume of its loan originations. In addition, as discussed below, the Company is not in compliance with certain of the financial requirements and covenants contained in certain of the Company's financing arrangements.

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

        The Company has reduced its dependence on securitizations during Fiscal 1998 due to the negative cash flow generated by this method of loan disposition. Alternatively, during Fiscal 1998 the Company has made whole loan sales on a servicing released basis, at a premium, in order to enhance its cash flow.

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

        Certain whole loan sale transactions require the subordination of certain cash flows payable to the Company to the payment of scheduled principal and interest due to the loan purchasers. In connection with certain of such sale transactions, a portion of amounts payable to the Company from the excess interest spread is required to be maintained in an account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the account until a specified percentage of the principal balances of the sold loans is accumulated therein. Excess interest spread payable to the Company is subject to being utilized first to replenish cash paid from the account to fund shortfalls in collections of interest from borrowers who default on the payments on the loans until the Company's deposits into the account equal the specified percentage. The excess interest required to be deposited and maintained in the respective accounts is not available to support the cash flow requirements of the Company. At February 28, 1998, amounts on deposit in such accounts totaled $3.5 million.

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

        The Warehouse Line, which is secured by loans prior to sale, became effective in June 1997 and was increased from $40.0 million to $55.0 million in September 1997 and to $65.0 million in October 1997 and then reduced in stages to $35.0 million in March 1998 and to $16.0 million in May 1998. Under the original agreement, the Company had the option of borrowing funds under the Warehouse Line, subject to certain conditions, at an annual rate equal to (i) the higher of the corporate base rate of interest announced by The First National Bank of Chicago from time to time or the weighted-average of rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York, plus 0.5%, (ii) the Federal Funds Funding Rate plus 1.75% or (iii) the Eurodollar Base Rate. The original agreement required the Company to maintain minimum adjusted tangible net worth (defined as net worth less intangibles plus subordinated debt) of $65.0 million plus 50% of the Company's cumulative net income since November 30, 1996, plus all net proceeds received by the Company through the sale or issuance of stock or additional subordinated notes. Additionally, the following material covenant restrictions existed: i) the ratio of total liabilities (not including subordinated notes) divided by tangible net worth (including subordinated notes) cannot exceed 3:1, and ii) total liabilities must be less than the aggregate of 100% of cash plus 93% of loans held for sale plus 55% of restricted cash and mortgage related securities. At February 28, 1998, the ratio of total liabilities to tangible net worth was 0.79:1 and total liabilities were $78.1 million, which was $48.4 million under the maximum amount allowed.

        In February 1998, in order to avoid non-compliance with the terms of the Warehouse Line, the Company entered into an amended and restated credit agreement (the "Amended Credit Agreement") which has been further amended modifying the existing Warehouse Line agreement to, among other things: (i) reduce the amount of the Warehouse Line from $65.0 million to $55.0 million, and, thereafter, in stages to $35.0 million by March 4, 1998 and subsequently to $16.0 million with maturity on May 29, 1998 (subject to increase with the approval of all of the parties to such agreement); (ii) change the expiration date of the Warehouse Line from June 15, 1998 to May 29, 1998; (iii) add the ability to borrow against First Mortgage Loans in an amount not to exceed 15% of the lenders' aggregate commitment; (iv) reduce the advance rate for certain loan categories; (v) prohibit the payment of dividends by the Company; (vi) limit the amount of "Funded Debt" (as defined therein to mean indebtedness for money borrowed, with certain exceptions) to the sum of (a) 100% of cash, (b) 95% of "loans held for sale, net" and (c) 80% of "Restricted Assets" which are restricted cash, mortgage related securities, mortgage servicing rights and excess servicing rights; and (vii) modify certain of the financial covenants to, among other things, require the maintenance of (a) an adjusted leverage ratio of total liabilities (which excludes subordinated debt up to $80.4 million) to adjusted tangible net worth not to exceed 1.75 to 1.0, (b) an adjusted tangible net worth (which includes subordinated debt) of at least $110.0 million plus 75% of positive net income after December 31, 1997 and 100% of any new equity or debt offering and (c) a tangible net worth of at least $30.0 million plus 75% of positive net income after December 31, 1997 and 100% of any new equity. In addition, the Company agreed to provide satisfactory purchase commitments by March 3, 1998 to the Warehouse Line lenders, covering the then pledged loans in the Warehouse Line. An extension of this compliance date to March 13, 1998 was received and the Company was in compliance with this requirement at that date. All of the Company's funding under the Warehouse Line currently bears interest at an annual rate equal to the agent's corporate base rate plus 1.0%. The agent has advised the Company that the Warehouse Line lenders do not intend to renew the Warehouse Line.

        At February 28, 1998, the Company's actual adjusted tangible net worth calculated pursuant to the agreement was $99.1 million, which was $10.9 million less than the required minimum adjusted tangible net worth of $110.0 million. Additionally, the following material covenant restrictions exist: i) the ratio of total liabilities (not including subordinated notes) divided by tangible net worth (including subordinated notes) cannot exceed 1.75:1, and ii) total liabilities must be less than the aggregate of 100% of cash plus 95% of loans held for sale plus 80% of restricted cash and mortgage related securities. At February 28, 1998, the ratio of total liabilities to tangible net worth was 0.79:1 and total liabilities were $78.1 million, which was $48.4 million under the maximum amount allowed. As of the date of this report, the Company is not in compliance with the terms of the Warehouse Line because the amount outstanding under the line exceeds the amount permitted to be borrowed thereunder and the Company has not complied with the requirement to maintain purchase commitments from third parties. The Company has received commitments for the sale of loans, the proceeds of which would be applied to reduce the amount outstanding under the line and would be sufficient to bring the Company in compliance with the terms thereof. However, there can be no assurance that such loan sales will be consummated.

        In September 1996, the Company entered into a repurchase agreement with another financial institution pursuant to which the Company may pledge the interest only certificates from its securitizations in exchange for advances. In April 1997, the Company entered into a pledge and security agreement with the same financial institution which currently provides for a revolving credit facility, the First Revolving Credit Facility, of up to $25.0 million, less any amounts outstanding under the repurchase agreement, with respect to which credit facility $10.0 million was outstanding at February 28, 1998. The First Revolving Credit Facility is secured by a pledge of certain of the Company's interest only and residual class certificates relating to securitizations carried as mortgage related securities on the Company's Statements of Financial Condition, payable to the Company pursuant to its securitization agreements. A portion of the loans under the agreement bears interest at one-month LIBOR + 3.5%, is due and payable on December 31, 1998, and requires the Company to maintain a minimum net worth of the greater of $35.0 million, or following fiscal year end 1997, 80% of net worth as of August 31, 1997. The portion of the credit line agreement applicable to a repurchase agreement secured by insured interest only certificates bears interest at one-month LIBOR + 2.0%. At February 28, 1998, the required net worth was $42.5 million and the Company's actual net worth was $28.0 million. The agreement requires the Company to maintain a debt-to-net worth ratio to exceed 2.5:1, although at February 28, 1998, the ratio was 4.25:1. The financial institution has agreed to waive the noncompliance provided that the debt-to-net worth ratio shall not exceed 6:1 prior to May 31, 1998 after which the ratio may not exceed 2.5:1.

        In October 1997, the Company entered into a revolving credit facility, the Second Revolving Credit Facility, with a financial institution providing for an initial advance of up to $5.0 million secured by certain residual interest and interest only securities. At February 28, 1998, $5.0 million was outstanding under the Second Revolving Credit Facility. The Second Revolving Credit Facility bears interest at an annual rate equal to the higher of (i) the prime rate as established by the Chase Manhattan Bank, N.A., plus 2.5% or (ii) 9.0%. The Second Revolving Credit Facility may be increased to an aggregate principal amount of up to $8.8 million with additional lender participations. The Second Revolving Credit Facility contains financial covenants similar to those contained in the original Warehouse Line.

        Certain material covenant restrictions also exist in the Indenture governing the Notes. These covenants include limitations on the Company's ability to incur indebtedness, grant liens on its assets and to enter into extraordinary corporate transactions. The Company may not incur indebtedness or issue capital stock having certain terms if, on the date of such incurrence or issuance and after giving effect thereto, the Consolidated Leverage Ratio would exceed 2:1, subject to certain exceptions. At February 28, 1998, the Consolidated Leverage Ratio was 5:52:1. Accordingly, while the Company is not in default under the terms of the Indenture, the Company cannot presently incur additional indebtedness other than Permitted Warehouse Indebtedness(as defined below) and certain other types of indebtedness, or issue capital stock having certain terms, not including the Common Stock offered in the proposed private placement, until such time as the required 2:1 ratio has been met. The Consolidated Leverage Ratio is the ratio of (i) all indebtedness of the Company, excluding the (A) Permitted Warehouse Indebtedness,guarantees thereof permitted under the Indenture, (B) Hedging Obligations permitted under the Indenture and
(C) Junior Subordinated Obligations, to (ii) the consolidated net worth of the Company. The Permitted Warehouse Indebtedness generally is the outstanding amount under the Warehouse Line. In addition, an increasing amount of the Company's mortgage related securities are required to remain unpledged. At February 28, 1998, that requirement was $46.8 million, and at that date $43.7 million of mortgage related securities were pledged, and $47.6 million of mortgage related securities were unpledged.

        In addition, the Indenture Amendments provide, among other things, that the Company may not incur Unsecured Senior Indebtedness (as defined in the Indenture), if the Adjusted Consolidated Leverage Ratio, on the date of such incurrence after giving effect thereto, exceeds 1:1. The Adjusted Consolidated Leverage Ratio is the ratio of (i) the amount of all Unsecured Senior Indebtedness to (ii) the sum of (A) Consolidated Net Income (net income minus gain on sale of loans and net unrealized gain on mortgage related securities plus provision for credit losses, depreciation and amortization and amortization of excess servicing rights) from September 1, 1997 to the end of the most recent fiscal quarter and (B) the aggregate net proceeds received by the Company from the issuance or sale of stock or debt securities converted to stock, after September 1, 1997. Furthermore, the Indenture Amendments imposed a limit on the amount of mortgage related securities that must remain unpledged and removed the limitation on the amount of Permitted Warehouse Indebtedness.

        While the Company believes that following consummation of the proposed private placement and exchange offer it will be able to maintain its existing credit facilities and obtain replacement financing as its credit arrangements mature and additional financing, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all. The lack of adequate capital may result in the further curtailment of loan originations and thereby impair the Company's revenue and income stream. At February 28, 1998, no commitments existed for material capital expenditures. In the absence of successful completion of the Company's proposed private placement and exchange offer, the Board of Directors of the Company believes that the strategic alternatives potentially available to the Company are limited and that the Company may be forced to consider bankruptcy proceedings.

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

        The values of and markets for the sale of Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and government regulations. Adverse changes in those factors may affect the Company's ability to originate or sell loans in the secondary market for acceptable prices within reasonable time frames. The ability of the Company to sell loans in the secondary market is essential for continuation of the Company's loan origination activities. A reduction in size of the secondary market for home improvement or debt consolidation loans would adversely affect the Company's ability to sell its loans in the secondary market with a consequent adverse impact on the Company's profitability and future originations. The Company anticipates that a majority of its loan originations in 1998 will be disposed of through whole loan sales on a servicing released basis. This method of loan disposition is anticipated to generate cash sale premiums and further advance the Company's strategy to achieve at least a cash flow neutral basis from operations in 1998.

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

        In April 1995, the Company entered into a continuing agreement with a financial institution pursuant to which an aggregate of approximately $884.9 million in principal amount of loans had been sold at February 28, 1998 for an amount approximately equal to their remaining principal balances. Pursuant to the agreement, as modified by the Excess Yield Sale Agreement the purchaser is entitled to receive interest at a variable rate equal to the sum of 200 basis points and the one-month LIBOR rate as in effect from time to time on loans not yet sold by the institution which amounted to $3.2 million at February 28, 1998. The Company retained the right to service the loans and the right to receive the excess interest. The Company is required to maintain a reserve account equal to 25% of the principal amount of Title 1 Loans which are more than 60 days delinquent plus 100% of the principal amount Conventional Loans which are more than 60 days delinquent. In the first quarter of fiscal 1997, the Company entered into the Master Purchase Agreement with the same financial institution, providing for the purchase of up to $2.0 billion of loans over a five-year period, of which $1.1 billion remained to be purchased at February 28, 1998. Pursuant to the agreement, Mego Financial issued to the financial institution four-year warrants to purchase 1.0 million shares of Mego Financial's common stock at an exercise price of $7.125 per share. The agreement also provides that so long as the aggregate principal balance of loans purchased by the financial institution and not resold to third parties exceeds $100.0 million (the "Facility Limit") and temporarily increased to $199.0 million in December 1997, the financial institution shall not be obligated to purchase, and the Company shall not be obligated to sell, loans under the agreement. The value of the warrants, estimated at $3.0 million (0.15% of the commitment amount) as of the commitment date, is being amortized as the commitment for the purchase of loans is utilized.

        In December 1997, the Company entered into the December 1997 Letter Agreement with this financial institution, providing, among other things, for certain amendments to the Master Purchase Agreement. Pursuant to the December 1997 Letter Agreement, during the Interim Period, the Facility Limit was increased to $199.0 million from $150.0 million and the purchase price for loans was reduced. Upon expiration of the Interim Period, the Facility Limit will be reduced to $100.0 million and the purchase price for loans will be increased. In addition, upon the sale by the Company of equity securities for at least $15.0 million, the Facility Limit will be increased to $150.0 million. Pursuant to the December 1997 Letter Agreement, the Company paid a fee of $1.0 million to this financial institution and agreed to pay additional fees of $250,000 on each of March 31, June 30, September 30, and December 31, 1998. Under the most current agreement, although the financial institution has reached the Facility Limit, the institution has agreed to purchase additional loans, when the aggregate amount of loans now held by it has been reduced below $125.0 million by sales to third parties, in an amount which would not bring the total loans held by it above $125.0 million through March 31, 1998 and, thereafter, when the aggregate amount of loans held by it has been reduced below $100.0 million by sales to third parties, in an amount which would not bring the total amount of loans held by it above $100.0 million.

        In January 1998, in order to improve its cash position, the Company entered into the Excess Yield Sale Agreement with this financial institution pursuant to which it sold the excess spread and servicing rights with respect to $175.5 million of Conventional Loans and agreed to sell the excess spread and servicing rights with respect to $14.2 million of Title I Loans, in each case purchased by the financial institution under the Master Purchase Agreement and still held by the institution. Pursuant to the Excess Yield Sale Agreement, the Company is required to repurchase any Sold Loan that becomes more than 60 days delinquent, provided, that the Company's repurchase obligations will not exceed 2-1/2% of the aggregate principal balances of the Sold Loans as of December 31, 1997. In the aggregate, when combined with the original sales proceeds, the Company received a purchase price equivalent to 101% of the principal balance of the Conventional Loans. In February, March and April 1998, the First, Second and Third Amendments to the Excess Yield Sale Agreement were executed pursuant to which an additional $19.5 million of principal balance of Conventional Loans were sold under this agreement. These transactions resulted in a loss of approximately $417,000 and generated approximately $4.5 million in cash proceeds to the Company. The Company is to receive additional compensation in the form of sales commissions upon the eventual disposition of certain of these Conventional Loans in the secondary market. The amount of the sales commissions will depend on the timing of those sales and the identities of the eventual purchasers. Approximately $99.0 million of these Conventional Loans had been resold in the secondary market by the end of March 1998. The remaining balance of these Conventional Loans of approximately $96.0 million are expected to be pooled with other conventional loans held by that financial institution with the intention of disposing of them in an asset-backed securitization in June 1998. The Company is to receive a two-thirds residual interest pertaining to the portion of the Conventional Loans disposed of in that securitization which had been originated by the Company. Prior to eventual disposition of the Conventional Loans, there is limited recourse to the Company for repurchase of those loans which become more than 60 days contractually delinquent. The amount of this recourse is limited to 2 1/2% of the principal balance of the loans as of the date they became subject to the Excess Yield Agreement. The servicing rights of these loans will be transferred to a third party and a reversal of servicing rights of approximately $1.2 million was recorded in the three months ended February 28, 1998 pursuant to this transaction. In February, March and April 1998, the Company sold $19.5 million of Additional Sold Loans to the same institution, including the excess yield and servicing rights relating thereto, and the Excess Yield Sale Agreement was amended to include the Additional Sold Loans, with similar repurchase obligations. Upon the sale by the financial institution of the Sold Loans and the Additional Sold Loans, the Company will be entitled to receive a sales commission based upon a percentage of the Net Dispositions Proceeds (as defined in the Excess Yield Sale Agreement, as amended) received by the financial institution.

        Net cash used in the Company's operating activities for the six months ended February 28, 1997 and 1998 was $39.6 million and $59.5 million, respectively. During the six months ended February 28, 1997 and 1998, cash provided by financing activities amounted to $55.2 million and $56.5 million, respectively. Net cash used in investing activities for the six months ended February 28, 1997 and 1998 was $1.1 million and $30,000, respectively.

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

        In the absence of successful completion of the proposed private placement and exchange offer the Company's Board of Directors believes that the alternatives potentially available to the Company are limited and the Company may be forced to consider bankruptcy proceedings.

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

        The deferred income tax asset was $2.2 million at February 28, 1998 while no such benefit was previously reported. Prior to the Spin-off, federal income taxes were included in the Due to Mego Financial caption since Mego Financial filed a consolidated tax return. Based on the Company's restructuring and the Company's past ability to create income, management believes that it may be able to utilize the tax benefits over the next several years.

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

        Stockholders' equity decreased $25.1 million to $28.0 million at February 28, 1998 from $53.1 million at August 31, 1997 as a result of the net loss of $32.5 million during the six months ended February 28, 1998, partially offset by an increase in additional paid-in capital related to a federal income tax benefit which was a result of the Spin-off and the adjustment of the Company's payable to Mego Financial. See Note 5 of Notes to Condensed Financial Statements.

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

        In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS Nos. 130 and 131 deal with financial statement disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on its financial position, results of operations or cash flows. The Company has not yet determined what its reporting segments will be under SFAS 131.

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

        No reports on Form 8-K were filed during the period. A report on Form 8-K dated March 30, 1998 was filed on March 31, 1998 to report that the Company's Board of Directors revoked and rescinded its actions previously taken changing the fiscal year end to December 31 and determined that the Company's fiscal year end shall revert back to August 31. A report on Form 8-K dated May 19, 1998 was filed on May 19, 1998 to report: (i) a press release announcing the Company's proposal to engage in a series of transactions to recapitalize the Company and (ii) that as a result of subsequent events, the Company's independent auditors, Deloitte & Touche LLP, have reissued their report with respect to the Company's financial statements as of August 31, 1996 and 1997 and the three years in the period ended August 31, 1997 to include an explanatory paragraph related to the Company's ability to continue as a going concern.

                                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.


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







Date:   May 20, 1998