Form 10-Q
period 1998-05-31
MEGO MORTGAGE CORP
filed 1998-07-20
CIK 1023334

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: MAY 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _________________ TO __________________

                         COMMISSION FILE NUMBER: 0-21689

                            MEGO MORTGAGE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                           88-0286042
(STATE OR OTHER JURISDICTION OF                             (I. R. S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

             1000 PARKWOOD CIRCLE, SUITE 500, ATLANTA, GEORGIA 30339
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (770) 952-6700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of July 17, 1998, there were 30,566,667 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

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

             Condensed Statements of Financial Condition at
             August 31, 1997 and May 31, 1998...................................................................1

             Condensed Statements of Operations for the Three and Nine Months Ended
             May 31, 1997 and 1998  ............................................................................2

             Condensed Statements of Cash Flows for the Nine Months Ended
             May 31, 1997 and 1998 .............................................................................3

             Condensed Statements of Stockholders' Equity (Deficit) for the Nine Months Ended
             May 31, 1998 ......................................................................................4

             Notes to Condensed Financial Statements............................................................5

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................................................15

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings.................................................................................34

Item 4.      Results of Votes of Security Holders..............................................................34

Item 5.      Other.............................................................................................34

Item 6.      Exhibits and Reports on Form 8-K..................................................................35

SIGNATURE    ..................................................................................................37

                            MEGO MORTGAGE CORPORATION
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                                 May 31,
                                                                                  August 31,      1998
                                                                                     1997      (unaudited)
                                                                                  ----------   -----------
                                                                                (thousands of dollars, except
                                                                                       per share amounts)
ASSETS
Cash and cash equivalents                                                        $   6,104   $  13,130
Cash deposits, restricted                                                            6,890       6,345
Loans held for sale, net of allowance for credit losses of $100 at August 31,
  1997 and $1,407 at May 31, 1998 and net of lower of cost or market allowance
  of $0 at August 31, 1997 and $9,561 at May 31, 1998                                9,523      17,297
Mortgage related securities, at fair value                                         106,299      65,841
Mortgage servicing rights                                                            9,507       6,329
Other receivables                                                                    7,945       3,644
Property and equipment, net of accumulated depreciation of $675 and $1,221           2,153       1,630
Organizational costs, net of amortization                                              289         145
Prepaid debt expenses                                                                2,362       4,565
Prepaid commitment fee                                                               2,333          --
Deferred state income tax asset                                                         --       2,157
Other assets                                                                           795         356
                                                                                 ---------   ---------
              TOTAL ASSETS                                                       $ 154,200   $ 121,439
                                                                                 =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
    Notes and contracts payable                                                  $  35,572   $  31,274
    Accounts payable and accrued liabilities                                        17,858      27,755
    Allowance for credit losses on loans sold with recourse                          7,014       8,022
    State income taxes payable                                                         649          --
                                                                                 ---------   ---------
              Total liabilities                                                     61,093      67,051

Subordinated debt                                                                   40,000      80,343
                                                                                 ---------   ---------
Stockholders' equity (deficit):
    Preferred Stock, $.01 par value per share
      (Authorized--5,000,000 shares)                                                    --          --
    Common Stock, $.01 par value per share
      (Authorized--50,000,000 shares;
      Issued and outstanding--12,300,000 at August 31, 1997 and May 31, 1998           123         123
    Additional paid-in capital                                                      29,185      36,823
    Retained earnings (accumulated deficit)                                         23,799     (62,901)
                                                                                 ---------   ---------
              Total stockholders' equity (deficit)                                  53,107     (25,955)
                                                                                 ---------   ---------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 154,200   $ 121,439
                                                                                 =========   =========


                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                       Three Months Ended              Nine Months Ended
                                                                              May 31,                        May 31,
                                                                  ----------------------------    ----------------------------
                                                                      1997            1998             1997           1998
                                                                  ------------    ------------    ------------    ------------
                                                                 (thousands of dollars, except per share amounts)
REVENUES:
      Gain (loss) on sale of loans                                $     13,226    $    (17,371)   $     28,650    $    (15,562)
      Net unrealized gain (loss) on mortgage related securities          2,305         (27,360)          5,213         (44,120)
      Loan servicing income (loss), net                                    726          (1,367)          1,924           1,137
      Interest income                                                    2,911           4,026           5,940          13,201
      Less: interest expense                                            (1,774)         (3,894)         (3,922)        (11,175)
                                                                  ------------    ------------    ------------    ------------
           Net interest income                                           1,137             132           2,018           2,026
                                                                  ------------    ------------    ------------    ------------

             Net revenues (losses)                                      17,394         (45,966)         37,805         (56,519)
                                                                  ------------    ------------    ------------    ------------
COSTS AND EXPENSES:

      Net provision for credit losses                                    4,107             108           5,018           2,404
      Depreciation and amortization                                        173             338             469             844
      Other interest                                                       122             103             220             330
      General and administrative:
        Payroll and benefits                                             3,351           4,185           8,490          14,925
        Professional services                                              505           1,101           1,496           3,637
        Sub-servicing fees                                                 523             524           1,180           1,795
        Other services                                                     324             479             831           1,615
        Rent and lease expenses                                            313             408             815           1,118
        Travel                                                             248             212             716             967
        Credit reports                                                     352               8             885             474
        FHA insurance                                                      136             192             414             335
        Other                                                              349             537             919           1,737
                                                                  ------------    ------------    ------------    ------------

           Total costs and expenses                                     10,503           8,195          21,453          30,181
                                                                  ------------    ------------    ------------    ------------
Income (Loss) Before Income Taxes                                        6,891         (54,161)         16,352         (86,700)

Income Taxes                                                             2,619              --           6,230              --
                                                                  ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                                 $      4,272    $    (54,161)   $     10,122    $    (86,700)
                                                                  ============    ============    ============    ============

EARNINGS (LOSS) PER COMMON SHARE:
      Basic:
      ------
      Net income (loss)                                           $       0.35    $      (4.40)   $       0.87    $      (7.05)
                                                                  ============    ============    ============    ============

      Weighted-average number of common shares outstanding          12,300,000      12,300,000      11,634,432      12,300,000
                                                                  ============    ============    ============    ============

      Diluted:
      --------
      Net income (loss)                                           $       0.35    $      (4.40)   $       0.86    $      (7.05)
                                                                  ============    ============    ============    ============
      Weighted-average number of common shares
           and common share equivalents outstanding                 12,379,368      12,300,000      11,723,630      12,300,000
                                                                  ============    ============    ============    ============


                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                       Nine Months Ended May 31,
                                                                                       -------------------------
                                                                                           1997          1998
                                                                                       -----------   -----------
                                                                                         (thousands of dollars)
Cash Flows From Operating Activities:

 Net income (loss)                                                                      $  10,122    $ (86,700)
                                                                                        ---------    ---------
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Additions to mortgage servicing rights                                                  (5,538)      (3,529)
   Write-off of mortgage servicing rights                                                      --        3,804
   Net unrealized (gain) loss on mortgage related securities                               (5,213)      44,120
   Additions to mortgage related securities                                               (50,185)          --
   Adjustments to mortgage related securities                                                  --        1,869
   Net provisions for estimated credit losses                                               5,018          915
   Depreciation and amortization expense                                                      469          844
   Amortization of prepaid debt expense                                                       337        1,142
   Amortization and write-off of prepaid commitment fee                                       513        4,333
   Amortization of mortgage servicing rights                                                1,642        2,903
   Accretion of residual interest on mortgage related securities                           (2,684)      (7,295)
   Payments on mortgage related securities                                                    815          974
   Amortization of mortgage related securities                                                956          790
   Additions to deferred loan fees, net                                                      (325)      (9,337)
   Additions to prepaid debt expenses, net                                                     --       (1,318)
   Additions to prepaid commitment fee, net                                                    --       (2,000)
   Loans originated for sale, net of loan fees                                           (347,661)    (337,050)
   Payments on loans held for sale                                                            164        1,896
   Proceeds from sale of loans                                                            326,617      336,745
   Changes in operating assets and liabilities:
     (Increase) decrease in cash deposits, restricted                                      (1,613)         545
     (Increase) decrease in other assets, net                                              (1,324)       4,664
     Increase in state income taxes payable                                                  (708)        (649)
     Increase in deferred state income tax asset                                               --       (2,157)
     (Decrease) increase in other liabilities, net                                         (3,487)      17,557
                                                                                        ---------    ---------
        Total adjustments                                                                 (82,207)      59,766
                                                                                        ---------    ---------
           Net cash used in operating activities                                          (72,085)     (26,934)
                                                                                        ---------    ---------
Cash Flows From Investing Activities:
 Purchase of property and equipment                                                        (1,477)         (58)
 Proceeds from sale of property and equipment                                                   5           --
                                                                                        ---------    ---------
           Net cash used in investing activities                                           (1,472)         (58)
                                                                                        ---------    ---------

Cash Flows From Financing Activities:
 Proceeds from borrowings on notes and contracts payable                                  309,562      333,899
 Payments on notes and contracts payable                                                 (290,922)    (338,197)
 Proceeds from issuance of subordinated debt, net                                          37,750       38,373
 Proceeds from sale of common stock                                                        20,658           --
 Amortization of premium of subordinated debt                                                  --          (57)
                                                                                        ---------    ---------
           Net cash provided by financing activities                                       77,048       34,018
                                                                                        ---------    ---------

Net Increase in Cash and Cash Equivalents                                                   3,491        7,026

Cash and Cash Equivalents--Beginning of Period                                                443        6,104
                                                                                        ---------    ---------
Cash and Cash Equivalents--End of Period                                                $   3,934    $  13,130
                                                                                        =========    =========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest                                                                             $   1,470    $   4,997
                                                                                        =========    =========
   State income taxes                                                                   $   1,691    $     504
                                                                                        =========    =========

Supplemental Disclosure of Non-Cash Activities:

 Addition to prepaid commitment fee and other liabilities in
   connection with loan sale commitment received                                        $   3,000    $      --
                                                                                        =========    =========
 Increase in deferred federal income tax asset related to Spin-off                      $      --    $   2,354
                                                                                        =========    =========
 Increase in additional paid-in capital related to settlement
   of amount payable related to Spin-off                                                $      --    $   5,284
                                                                                        =========    =========



                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                               Common Stock                             Retained
                                                             $.01 par value             Additional      Earnings
                                                        --------------------------       Paid-In     (Accumulative
                                                          Shares        Amount           Capital         Deficit)           Total
                                                        ----------    ------------    ------------    ------------    -------------
                                                                     (thousands of dollars, except per share amounts)

Balance at August 31, 1997                              12,300,000    $        123    $     29,185    $     23,799    $     53,107

Increase in additional paid-in capital due to
    adjustment of deferred federal income tax
    asset related to Spin-off                                   --              --           2,354              --           2,354

Increase in additional paid-in capital due to
    settlement of amount payable to
    Mego Financial Corp. related to Spin-off
    (see Note 7 of Notes to Condensed Financial
    Statements)                                                 --              --           5,284              --           5,284

Net loss for the nine months ended
    May 31, 1998                                                --              --              --         (86,700)        (86,700)
                                                        ----------    ------------    ------------    ------------    ------------

Balance at May 31, 1998 (unaudited)                     12,300,000    $        123    $     36,823    $    (62,901)   $    (25,955)
                                                        ==========    ============    ============    ============    ============

                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1997 AND 1998

1.  CONDENSED FINANCIAL STATEMENTS

         In the opinion of management, when read in conjunction with the audited Financial Statements for the years ended August 31, 1996 and 1997, contained in the Form 10-K of Mego Mortgage Corporation filed with the Securities and Exchange Commission for the year ended August 31, 1997, the accompanying unaudited Condensed Financial Statements contain all of the information necessary to present fairly the financial position of Mego Mortgage Corporation at May 31, 1998, the results of its operations for the three and nine months ended May 31, 1997 and 1998, the change in stockholders' equity (deficit) for the nine months ended May 31, 1998 and the cash flows for the nine months ended May 31, 1997 and 1998. Certain reclassifications, including the reclassification of commission and selling expenses of $675,000 and $493,000 for the quarters ended May 31, 1997 and 1998, respectively, and $1.9 million and $1.7 million for the nine months ended May 31, 1997 and 1998, respectively, into their component expense categories within general and administrative expenses, have been made to conform prior periods with the current period presentation. On June 1, 1998, $11.2 million of the $13.1 million of cash and cash equivalents shown on the Company's Statement of Financial Condition was utilized to reduce the Company's indebtedness.

         The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein, which are normal and recurring in nature. The results of operations for the three and nine months ended May 31, 1998 are not necessarily indicative of the results to be expected for the full year.

         The Company records gain on sale of loans as required by Statement of Financial Accounting Standards No. 125 ("SFAS 125") which, among other things, requires management to estimate the fair value of certain mortgage related securities and servicing assets utilizing future prepayment and loss assumptions. Such assumptions will differ from actual results and the difference could be material. Management utilizes assumptions based on a variety of factors including historical trends, consultation with its financial advisors, and assumptions utilized by its peers. Historical trends may not be an indication of future results which may be affected by changes in interest rates, credit quality, availability of alternative financing options, and general economic conditions. The application of SFAS 125 is required for all entities with certain mortgage banking activities including originators and sellers of mortgage loans. Management believes that its assumptions are similar to those utilized by other subprime mortgage loan originators.

2.  NATURE OF OPERATIONS

         Mego Mortgage Corporation (the "Company") was incorporated on June 12, 1992, in the state of Delaware. The Company, through its wholesale and retail divisions, is primarily engaged in the business of originating, selling, servicing and pooling home improvement and debt consolidation loans, certain of which qualify under the provisions of Title I of the National Housing Act which is administered by the U.S. Department of Housing and Urban Development ("HUD"). Pursuant to the Title I credit insurance program, 90% of the principal balances of the loans are U.S. government insured ("Title I Loans"), with cumulative maximum coverage equal to 10% of all Title I Loans originated by the Company. At May 31, 1998, as a result of prior claims, no FHA insurance remained with respect to the Company's portfolio of Title I Loans. In May 1996, the Company commenced the origination of conventional home improvement loans and debt consolidation loans ("Conventional Loans"), which generally are secured by residential real estate, through its network of mortgage bankers and dealers. In December 1997, the Company commenced the origination of subprime conventional residential First

                           MEGO MORTGAGE CORPORATION
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
           FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1997 AND 1998



Mortgage Loans ("First Mortgage Loans"). During the nine months ended May 31, 1998, the Company's loan originations were comprised of 92.0% Conventional Loans, 5.5% Title I Loans and 2.5% First Mortgage Loans.

         The Company was formed as a wholly owned subsidiary of Mego Financial Corp. ("Mego Financial") and remained so until November 1996, when the Company issued 2.3 million shares of its common stock, $.01 par value per share (the "Common Stock"), in an underwritten public offering (the "IPO") at $10.00 per share. As a result of this transaction, Mego Financial's ownership in the Company was reduced from 100% at August 31, 1996 to 81.3%. Concurrently with the IPO, the Company issued $40.0 million of 12.5% senior subordinated notes due in 2001 (the "1996 Notes") in an underwritten public offering. On September 2, 1997, Mego Financial distributed all of its 10 million shares of the Company's Common Stock to Mego Financial shareholders in a tax-free spin-off (the "Spin-off"). In October 1997, the Company issued an additional $40.0 million of 12.5% senior subordinated notes due in 2001 (the "Additional Notes", and together with the 1996 Notes, the "Old Notes") in a private placement (the "1997 Private Placement"). See Note 9. The proceeds from the sale of the Old Notes were used by the Company to repay borrowings, including borrowings from Mego Financial, and to provide funds for loan originations, the securitizations of loans and working capital.

         The Company has historically operated on a negative cash flow basis. During the years ended August 31, 1996 and 1997 and the six months ended February 28, 1997 and 1998, the Company, primarily due to a substantial increase in loans originated and sold, used $15.3 million, $70.4 million, $39.6 million and $59.5 million of cash, respectively, principally funded from borrowings. As a result of a $32.5 million loss recognized for the six months ended February 28, 1998, and due to the fact that the Company was not in compliance with certain provisions of its warehouse and other debt agreements, the Company was restricted its ability to incur additional indebtedness. As a consequence of its inability to incur additional indebtedness, the Company was required to reduce substantially its loan originations and to liquidate its portfolio of loans in order to raise cash to operate. In addition, the Company determined to: (i) seek new financing which resulted, in July 1998, in a recapitalization of the Company (see Note 3) and (ii) change the manner in which it conducts its operations.

         The Company's future operations will focus, among other things, on: (i) increasing its sales of whole loans in the secondary market on a servicing released or servicing retained basis for cash premiums and reducing its reliance on securitizations as a method to sell loans; (ii) implementing additional cost saving measures beyond the recent internal restructuring which resulted in a reduction of approximately 32% of its workforce; (iii) offering new complementary loan products and increasing the origination of non-conforming First Mortgage Loans; (iv) continuing to diversify its loan production channels by increasing its direct loan originations through its own efforts and through the acquisition of originators of retail mortgage loans; and (v) completing the restructuring of the Company's Board of Directors and recruiting additional executive management personnel.

         The Company's operations are sensitive to increases in interest rates and to inflation. Increased borrowing costs resulting from increases in interest rates may not be immediately recoverable from perspective borrowers. The Company's loans held for sale consist primarily of fixed-rate, long term obligations the interest rates of which do not increase or decrease as a result of changes in interest rates charged to the Company. In addition, delinquency and loss exposure may be affected, among other things, by changes in the national economy.

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1997 AND 1998

3.  SUBSEQUENT EVENTS

         Recapitalization

         In an effort to accomplish its strategic goals and return itself to a strong financial position, on July 1, 1998, the Company completed a series of transactions to recapitalize the Company (the "Recapitalization"). Pursuant to the Recapitalization, the Company raised approximately $87.5 million of new equity. Two strategic partners, City National Bank of West Virginia ("City National Bank"), a wholly owned subsidiary of City Holding Company ("City Holding Company"), and Sovereign Bancorp, Inc. ("Sovereign") each purchased 10,000 shares of the Company's newly-designated Series A Convertible Preferred Stock (the "Preferred Stock") at a purchase price of $1,000 per share. City National Bank and Sovereign each have been granted an option, which expires in December 2000, to acquire 6.67 million shares of the Company's Common Stock at $1.50 per share (the "Option"). Each share of Preferred Stock is convertible into 666.67 shares of Common Stock, subject to adjustment, 180 days after their date of issuance. The Preferred Stock will be mandatorily converted into Common Stock on June 18, 2000. City National Bank and Sovereign each has a right of first refusal to purchase the Company in the event the Company's Board of Directors determines to sell the Company. In addition, other private investors purchased an aggregate of 5,000 shares of Preferred Stock at a purchase price of $1,000 per share and 16.67 million shares of Common Stock at a purchase price of $1.50 per share. All of the foregoing sales were made pursuant to private placements.

         As part of the Recapitalization, the Company completed an offer to exchange (the "Exchange Offer") new subordinated notes and Preferred Stock, subject to certain limitations, for any and all of the outstanding $80.0 million principal amount of the Company's Old Notes. Pursuant to the Exchange Offer, the Company issued approximately 37,500 shares of Preferred Stock at an issuance price of $1,000 per share and $41.5 million principal amount of new 12 1/2% Subordinated Notes due 2001 (the "New Notes") in exchange for approximately $79.0 million of Old Notes. Less than $1.0 million principal amount of the Old Notes remain outstanding. The net proceeds of the Recapitalization in the amount of $40.3 million were used to repay indebtedness including $1.6 million to Mego Financial, pay interest of $5.1 million on the Old Notes, to provide capital to originate loans and for other general corporate purposes.

         Upon completion of the Recapitalization, Jerome J. Cohen, Robert Nederlander, Herbert B. Hirsch and Don A. Mayerson resigned as directors of the Company and Edward B. "Champ" Meyercord was elected the Company's Chairman of the Board of Directors and Chief Executive Officer. Mr. Meyercord has been a special consultant to the Company since May 1998. City National Bank and Sovereign each have the right to nominate one board member and each may nominate an additional board member if they exercise their Option. The holders of the New Notes and two private investors each have the right to nominate one board member. City National Bank, the holders of the New Notes and one of the two private investors each has nominated one member to the Company's Board of Directors. Sovereign and the other private investor have not exercised their right to nominate a board member but alternatively have exercised their right to have a representative to attend each board meeting. See Item 5 "Other".

         Financing Arrangements

         The Company has executed a new warehouse line of credit for up to $90.0 million with Sovereign (the "Sovereign Warehouse Line") which replaced the Company's existing warehouse line of credit which matured on May 29, 1998 and was repaid in full on June 29, 1998. The Sovereign Warehouse Line is renewable, at Sovereign's option, at six-month intervals, for up to five years, may be increased with certain consents, and contains pricing/fees which vary by product and the dollar amount outstanding. The Sovereign Warehouse Line is to be secured by specific loans held for sale. If the Company determines to seek additional warehouse financing, Sovereign has a right of first refusal to provide such additional financing at market rates.

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
           FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1997 AND 1998

         The Company currently has four significant sources of financing and liquidity: (i) $40.3 million in net proceeds from the sale of Preferred and Common Stock in the Recapitalization; (ii) the Sovereign Warehouse Line of $90.0 million; (iii) a revolving line of credit for up to $25.0 million, less amounts outstanding under repurchase agreements (the "First Revolving Credit Facility") which expires on December 31, 1998; and (iv) a second revolving credit facility for up to $5.0 million which may, under certain circumstances, be increased to $8.8 million (the "Second Revolving Credit Facility"). Each of the First and Second Revolving Credit Facilities are secured by certain of the Company's mortgage related securities. The Flow Purchase Agreement (as defined) provides the Company with an additional source of liquidity. The Company believes that its financing sources are adequate to meet its current needs.

         As a result of the losses the Company recognized during the nine months ended May 31, 1998 and at May 31, 1998, the Company was not in compliance with certain provisions of: (i) its then existing warehouse line of credit; (ii) the pledge and security agreement, as amended, governing the First Revolving Credit Facility; (iii) the Second Revolving Credit Facility; and (iv) the indenture (the "Indenture") governing the Old Notes. Specifically, its then existing warehouse line of credit agreement required the Company to maintain: (i) funded debt (as defined therein) not to exceed a calculated maximum, and at May 31, 1998, funded debt exceeded the calculated maximum by $17.5 million; and (ii) a minimum tangible net worth requirement (as defined therein) and at May 31, 1998, tangible net worth was $61.7 million below the minimum. The pledge and security agreement governing the First Revolving Credit Facility requires the Company to maintain: (i) a minimum net worth (as defined therein) of $42.5 million and at May 31, 1998, net worth was a deficit of $27.0 million; and (ii) a ratio of debt-to-net worth not to exceed 2.5:1, and at May 31, 1998, the ratio of debt-to-net worth was incalculable due to the deficit in Stockholders' equity. The Second Revolving Credit Facility requires the Company to maintain a minimum net worth (as defined therein) and at May 31, 1998, the calculated net worth was $22.8 million below the requirement. The indenture governing the Old Notes requires the Company, in order to incur additional indebtedness, to maintain:
(i) a minimum net worth (as defined therein) and (ii) a maximum consolidated leverage ratio (as defined therein) not to exceed 2:1 and at May 31, 1998, neither ratio was calculable due to the deficit in Stockholders' equity.

         As a result of the Recapitalization, the Company is currently in compliance with the performance covenants contained in its debt agreements. Specifically, the Company's then existing warehouse line of credit matured on May 29, 1998 and was repaid, in full, on June 29, 1998. The First Revolving Credit Facility's requirement of: (i) a minimum net worth of $42.5 million which, prior to the Recapitalization, the Company's net worth was a deficit of $27.0 million, and after giving effect to the Recapitalization, net worth was $60.3 million; and (ii) the ratio of debt-to-net worth is not to exceed 2.5:1 which, prior to the Recapitalization, the ratio was incalculable due to the deficit in Stockholders' equity and after giving effect to the Recapitalization, the ratio is 1.7:1. The Second Revolving Credit Facility's requirement of net worth was, prior to the Recapitalization, $22.8 million below the minimum, and after giving effect to the Recapitalization, was $26.9 million above the minimum. The Indenture governing the Old Notes requirements of minimal net worth and a maximum consolidated leverage ratio were incalculable prior to the Recapitalization due to the deficit in Stockholders' equity and, after giving effect to the Recapitalization, net worth exceeded the minimum required by $55.6 million and the consolidated leverage ratio was 1.6:1 which is below the 2:1 maximum.

         Flow Purchase Agreement

         As part of the Recapitalization, the Company entered into a flow purchase commitment (the "Flow Purchase Agreement") with Sovereign pursuant to which Sovereign has agreed to purchase up to $400.0 million per year of the Company's high loan-to-value loans at specified prices. Up to $200.0 million of the $400.0 million can be loans, the principal amount of which, when added to the outstanding senior debt on the property, will not exceed 125% of the property's market value. Sovereign also has a right of first refusal to acquire certain non-conforming loans originated by the Company at market prices and terms. The Flow Purchase Agreement expires in September 2001.

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1997 AND 1998

Termination of Master Purchase Agreement

         As part of the Recapitalization and concurrent with the execution of the Flow Purchase Agreement with Sovereign, the Company terminated its existing Master Purchase Agreement with a financial institution which had provided for such financial institution to purchase up to $2.0 billion of loans over a five-year period ending in September 2001. In connection with the termination of the Master Purchase Agreement, the remaining unamortized prepaid commitment fees associated with the Master Purchase Agreement, totaling approximately $2.8 million, were written-off and are reflected as a charge to earnings as a loss on the sale of loans in the Company's Statement of Operations.

         Servicing Agreements

         As part of the Recapitalization, the Company sold to City Mortgage Services ("City Mortgage Services"), a division of City National Bank, its existing mortgage servicing rights (the "Bulk Servicing Purchase Agreement") for a cash purchase price equal to 90% of the book value of such rights at time of transfer. The Company is committed to sell approximately $6.3 million of its existing mortgage servicing rights resulting in a loss on this transaction of approximately $703,000 which is reflected as a charge to earnings in the Company's Statement of Operations. Additionally, the Company and City Mortgage Services have entered into an agreement for City Mortgage Services to service all of the Company's mortgage loans held for sale and loans sold on a servicing retained basis by the Company (the "Flow Servicing Agreement"). The Company has an option, contingent upon the delivery to City Mortgage Services of servicing on $1.0 billion of additional loans, to purchase up to a 20% equity position in a new entity to be created should City National Bank determines to spin-off its City Mortgage Services division. Upon completion of the transfer of servicing to City Mortgage Services, the Company anticipates eliminating substantially its entire Collections and Claims staff.

         Summary Pro Forma Financial Data

         The following summary financial data sets forth the assets, liabilities and stockholders' equity (deficit) at August 31, 1997 and May 31, 1998, and as adjusted as of May 31, 1998 to give effect to the Recapitalization:


                                                        ACTUAL        PRO FORMA
                                                     AS OF MAY 31,  AS OF MAY 31,
                                                          1998          1998
                                                     -------------  -------------
                                                         (thousands of dollars)

Assets                                                 $ 121,439    $ 164,481 (1)
Liabilities                                               67,051       60,078 (2)
Subordinated debt                                         80,343       42,500 (3)
Stockholders' equity (deficit)
   Preferred stock                                            --            1 (4)
   Common stock                                              123          306 (5)
   Paid-in capital                                        36,823      124,497 (6)
   Retained earnings (accumulated deficit)               (62,901)     (62,901)
Total stockholders' equity (deficit)                     (25,955)      61,903
Total liabilities and stockholders' equity (deficit)   $ 121,439    $ 164,481

         (1) Assumes receipt of $50.0 million from the issuance of 25,000 shares of Preferred Stock at $1,000 per share and 16,666,667 shares of Common Stock at $1.50 per share, net of approximately $2.4 million to repay in full its existing warehouse line, approximately $5.1 million for interest on the Old Notes, approximately $1.3 million to payoff a liability owed to a subsidiary of Mego Financial, and the payment of approximately $480,000 of expenses associated with the Recapitalization.

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1997 AND 1998

         (2) Represents the payment of principal and interest on the warehouse line, interest on the Old Notes and the payment and adjustment of an amount owed to Mego Financial net of liabilities associated with the Recapitalization.

         (3) Represents the effect of the exchange offer pursuant to which $80.3 million principal and premium amount of Old Notes were exchanged for $41.5 million principal amount of New Notes and 37,500 shares of Preferred Stock. Less than $1.0 million principal amount of Old Notes remain outstanding.

         (4) Represents the issuance of an aggregate of 62,500 shares of Preferred Stock at $1,000 per share, 37,500 of which were issued in exchange for $37.5 million principal amount of Old Notes and the sale of 25,000 shares of Preferred Stock for cash.

         (5) Represents the sale of an aggregate of 16,666,667 shares of Common Stock at $1.50 per share for cash, and the issuance of an additional 1,600,000 shares of Common Stock to the Company's placement agent as compensation for its services related to the Recapitalization.

         (6) Represents the change to Paid-in capital from the adjustment of an amount owed to Mego Financial and the issuance of Common and Preferred Stock at a price above par.

4.  WRITE-DOWN OF LOANS HELD FOR SALE

         Pursuant to recourse provisions under certain whole loan sale agreements, the Company was obligated to repurchase Conventional and Title I Loans with an aggregate principal balance of approximately $15.4 million at May 31, 1998. These loans, which are reflected in the Company's Statement of Financial Condition under Loans Held for Sale, were valued utilizing the Company's estimate of the price to be received upon their final disposition. Based on the estimated price, a lower of cost or market allowance of $4.5 million was recorded for the three month and nine month periods ended May 31, 1998, as a charge to gain (loss) on sale of loans in the Company's Statement of Operations. An additional lower of cost or market allowance of $5.2 million relating to the $13.3 million principal balance of the Company's loans held for sale at May 31, 1998 was recorded for the three month and nine month periods ended May 31, 1998, as a charge to gain (loss) on sale of loans in the Company's Statement of Operations.

5.  WRITE-DOWN OF MORTGAGE RELATED SECURITIES

         Based on, among other things, delinquencies in the Company's securitized portfolio of Conventional Loans that were higher than anticipated, the Company, in consultation with its financial advisors, revised the loss assumptions utilized to determine the cash flow anticipated to be received on its mortgage related securities backed by these loans. On a cumulative basis, the new assumptions project aggregate losses of approximately 14.5% of the original portfolio loan balance as compared to approximately 9% under the Company's prior assumptions. The Company also determined it appropriate to increase from 12% to 14.5% the discount rate used to calculate the present value of the cash flow anticipated to be received over the life of the loans.

         During the three and nine months ended May 31, 1998, the Company experienced higher than anticipated levels of loan delinquencies and higher than anticipated levels of voluntary prepayments with respect to its Title I Loans, resulting in a downward adjustment to the carrying value of the Company's portfolio of mortgage related securities backed by Title I Loans.

         Higher than anticipated levels of defaults on securitized loans and loans in which the Company otherwise retains an interest reduces the aggregate amount of excess cash flow from the loans backing these securities. The excess cash flow that would have been distributed to the Company is instead distributed to the holders of securities or other interests backed by the loans that are senior to the Company's mortgage related securities backed by these Title I Loans.

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1997 AND 1998

         The application of the Company's revised prepayment and loss assumptions and the increase in the discount rate which the Company uses to calculate the present value of the cash flow the Company anticipated to be received from the loans backing the Company's mortgage related securities, resulted in a downward adjustment to the carrying value of the Company's mortgage related securities of approximately $23.2 million and $38.7 million for the three and nine month periods ended May 31, 1998. At May 31, 1998, mortgage related securities were $65.8 million compared to $91.3 million at February 28, 1998, $94.3 million at November 30, 1997 and $106.3 million at August 31, 1997.

         Changes in the methodology used in calculating the carrying value of the Company's mortgage related securities are being implemented based on, among other things, pertinent information received from a number of market sources, consultations with the Company's financial advisors and management's belief as to current market conditions. The Company's new assumptions with respect to prepayments and defaults on the Company's portfolio of securitized Conventional Loans do not reflect the actual performance to date of such loans.

6.  WRITE-DOWN OF MORTGAGE SERVICING RIGHTS

         Due to the implementation of the new methodology referred to above in calculating the carrying value of its mortgage related securities, the carrying value of the Company's mortgage servicing rights was negatively impaired by approximately $1.1 million in the three and nine month periods ended May 31, 1998. This impairment was recorded as a loss on servicing revenue in the Company's Statement of Operations.

         As part of the Recapitalization, the Company entered into the Bulk Servicing Purchase Agreement with City Mortgage Services for the sale of the Company's mortgage servicing rights to City Mortgage Services. The terms of the Bulk Servicing Purchase Agreement provide for a cash purchase price equal to 90% of the book value of such rights at the time the transfer of servicing is consummated. The Company incurred a loss on this transaction for the 10% discount on the sale of such rights of approximately $703,000 and it will incur an additional loss associated with an administration fee to be charged by City Mortgage Services to service certain seriously delinquent loans. This adjustment for the 10% discount was reflected in the three and nine month periods ended May 31, 1998 as a charge to earnings in the Company's Statement of Operations.

7. SETTLEMENT OF AMOUNT PAYABLE TO MEGO FINANCIAL CORP.

         Prior to the Spin-off, the Company filed a consolidated federal income tax return with Mego Financial's affiliated group under a Tax Allocation and Indemnity Agreement dated November 19, 1996. In April 1998, Mego Financial agreed to reduce the income tax portion of a payable that the Company owed Mego Financial under such Tax Allocation and Indemnity Agreement by $5.3 million. As part of the Recapitalization, the payment of approximately $869,000 owed at May 31, 1998 under the Tax Allocation and Indemnity Agreement to Mego Financial was forgiven by Mego Financial. The $869,000 will be reflected as an addition to Stockholders' equity (deficit) in the Company's fourth quarter.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") was issued by the FASB in June 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS No. 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by
(a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. SFAS No. 125

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1997 AND 1998

requires the Company's excess servicing rights be measured at fair market value and be reclassified as interest only receivables, carried as mortgage related securities, and accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As required by SFAS No. 125, the Company adopted the new requirements effective January 1, 1997, and applied them prospectively. Implementation of SFAS 125 did not have any material impact on the financial statements of the Company, as the book value of the Company's mortgage related securities approximated fair value.

         The following table reflects the components of mortgage related securities as required by SFAS No. 125 at May 31, 1998 (thousands of dollars):


Interest only strip securities                                 $ 3,783
Residual interest securities                                    55,654
Interest only receivables (formerly excess servicing rights)     6,404
                                                               -------
   Total mortgage related securities                           $65,841
                                                               =======

         All mortgage related securities are classified as trading securities and are recorded at their estimated fair value. Changes in the estimated fair value are recorded in current operations. See Note 5.

         SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), was issued by the FASB in March 1997, effective for financial statements issued after December 15, 1997. SFAS No. 128 provides simplified standards for the computation and presentation of earnings per share ("EPS"), making EPS comparable to international standards. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully-diluted" EPS under Accounting Principles Board ("APB") Opinion No.

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

         Data utilized in calculating earnings per share under SFAS 128 is as follows:


                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            MAY 31,                       MAY 31,

                                                 ------------------------------  ---------------------------
                                                     1997           1998            1997             1998
                                                 ------------   ------------    ------------   -------------
                                                                         (thousands of dollars)

Basic:
-----
  Net income (loss)                              $      4,272   $    (54,161)   $     10,122   $    (86,700)
                                                 ============   ============    ============   ============
  Weighted-average number of common shares

     outstanding                                   12,300,000     12,300,000      11,634,432     12,300,000
                                                 ============   ============    ============   ============

Diluted:
-------
  Net income (loss)                              $      4,272   $    (54,161)   $     10,122   $    (86,700)
                                                 ============   ============    ============   ============
  Weighted-average number of common shares and

    common share equivalents outstanding           12,379,368     12,300,000      11,733,630     12,300,000
                                                 ============   ============    ============   ============

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1997 AND 1998

         The following tables reconcile the net income (loss) applicable to common stockholders, basic and diluted shares, and EPS for the following periods:


                                   THREE MONTHS ENDED MAY 31, 1997            THREE MONTHS ENDED MAY 31, 1998
                               -----------------------------------------  -----------------------------------------
                                                            PER SHARE                                   PER SHARE
                                  INCOME        SHARES        AMOUNT         INCOME         SHARES       AMOUNT
                               ------------- ------------- -------------  -------------- ------------- ------------
                                                (thousands of dollars, except per share amounts)

Net income (loss)              $      4,272                               $     (54,161)
                               ------------                               --------------

BASIC EPS
Income (loss) applicable to
   common stockholders                4,272    12,300,000  $       0.35         (54,161)   12,300,000  $      (4.40)
                                                           ============                                ============

Effect of dilutive securities:
   Stock options                          -        79,368                             -             -
                               ------------  ------------                 -------------  ------------

DILUTED EPS
Income (loss) applicable to
   common stockholders and
   assumed conversions         $      4,272    12,379,368  $       0.35   $     (54,161)   12,300,000  $      (4.40)
                               ============  ============  ============   ============== ============  ============


                                    NINE MONTHS ENDED MAY 31, 1997             NINE MONTHS ENDED MAY 31, 1998
                               -----------------------------------------  -----------------------------------------
                                                            PER-SHARE                                   PER-SHARE
                                  INCOME        SHARES        AMOUNT         INCOME         SHARES       AMOUNT
                               ------------- ------------- -------------  -------------- ------------- ------------
                                                (thousands of dollars, except per share amounts)

Net income (loss)              $     10,122                               $     (86,700)
                               ------------                               -------------

BASIC EPS
Income (loss) applicable to
   common stockholders               10,122    11,634,432  $       0.87         (86,700)   12,300,000  $      (7.05)
                                                           ============                                ============

Effect of dilutive securities:
   Stock options                          -        89,198                             -             -
                               ------------  ------------                 -------------  ------------

DILUTED EPS
Income (loss) applicable to
   common stockholders and
   assumed conversions         $     10,122    11,723,630  $       0.86   $     (86,700)   12,300,000  $      (7.05)
                               ============  ============  ============   =============  ============  ============

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS Nos. 130 and 131 deal with financial statement disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on its financial position, results of operations or cash flows. The Company has not yet determined what its reporting segments will be under SFAS No. 131.

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1997 AND 1998

9.  1997 PRIVATE PLACEMENT

         In October 1997, the Company sold $40.0 million of Additional Notes in the 1997 Private Placement which increased the aggregate principal amount of outstanding 12.5% senior subordinated notes from $40.0 million to $80.0 million (collectively referred to in Note 3 as the Old Notes). The Company used the net proceeds from the sale, after deducting expenses, to repay $3.9 million of debt due to Mego Financial, $29.0 million to reduce the amount outstanding under the Company's lines of credit and the balance of $5.5 million for working capital. The Additional Notes are subject to the indenture governing the Company's Old Notes. In connection with the Company's solicitation of holders of the 1996 Notes to amend the indenture to permit the Company's sale of the Additional Notes, the Company made consent payments totaling $392,000 ($10.00 cash per $1,000 principal amount of the 1996 Notes) to holders of the 1996 Notes that properly furnished their consents to the amendments to such indenture.

         As part of the Recapitalization, $37.5 million principal amount of Old Notes were exchanged for approximately 37,500 shares of Preferred Stock and $41.5 million principal amount of Old Notes were exchanged for an equal principal amount of New Notes. Less than $1.0 million principal amount of Old Notes remain outstanding. The Company may elect to defease the Old Notes by tendering the required sum to the Indenture trustee.

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

RECENT DEVELOPMENTS

         The Company has historically operated on a negative cash flow basis. During the years ended August 31, 1996 and 1997 and the six months ended February 28, 1997 and 1998, the Company, primarily due to a substantial increase in loans originated and sold, used $15.3 million, $70.4 million, $39.6 million and $59.5 million of cash, respectively, principally funded from borrowings.

         As a result of a $32.5 million loss recognized by the Company for the six months ended February 28, 1998, and due to the fact that the Company was not in compliance with certain provisions of its warehouse and other debt agreements, the Company was restricted in its ability to incur additional indebtedness. As a consequence of its inability to borrow additional funds to make new loans, the Company substantially curtailed its loan originations. Loan originations for the three months ended May 31, 1998, February 28, 1998, November 30, 1997 and May 31,1997 totaled $9.9 million, $111.3 million, $199.9 million and $173.9 million, respectively. From January 1, 1998, when the curtailment of new originations began, until the completion of the Recapitalization on July 1, 1998 (which includes the three months ended May 31, 1998 and three of the months in the nine months ended May 31, 1998), the Company's activities consisted of the liquidation of its portfolio of mortgage loans, the proceeds from which were used to reduce the Company's indebtedness, and the maintenance of its systems and personnel necessary to enable the Company to recommence operations. These matters, among others, raised substantial doubt in the opinion of Deloitte & Touche, the Company's independent auditors, about the Company's ability to continue as a going concern.

         In an effort to accomplish its strategic goals and return itself to a strong financial position, on July 1, 1998, the Company completed its Recapitalization, providing the Company with approximately $87.5 million of new equity. Two strategic partners, City National Bank of West Virginia ("City National Bank") a wholly owned subsidiary of City Holding Company ("City Holding Company"), and Sovereign Bancorp, Inc. ("Sovereign") each purchased 10,000 shares of the Company's newly-designated Series A Convertible Preferred Stock (the "Preferred Stock") at a purchase price of $1,000 per share. City National Bank and Sovereign each have been granted an option, which expires in December 2000, to acquire 6.67 million shares of the Company's Common Stock ("Common Stock) at $1.50 per share (the "Option"). Each share of Preferred Stock is convertible into 666.67 shares of Common Stock, subject to adjustment, 180 days from their date of issuance. The Preferred Stock will be mandatorily converted into Common Stock on the second anniversary of the issuance of the Preferred Stock. City

National Bank and Sovereign each has a right of first refusal to purchase the Company in the event the Company's Board of Directors determines to sell the Company. In addition, other private investors purchased an aggregate of 5,000 shares of Preferred Stock at a purchase price of $1,000 per share and 16.67 million shares of Common Stock at a purchase price of $1.50 per share. An additional 1.6 million shares of Common Stock were issued to the Company's placement agent as the placement agent's fees for the Recapitalizaiton. All of the foregoing sales were made pursuant to private placements.

         The net proceeds from the Recapitalization of approximately $40.3 million were used to pay interest of approximately $5.1 million on the Old Notes, to repay, in full, a line of credit that matured on May 29, 1998, to pay loan and management fees and other miscellaneous charges due to Mego Financial of $1.6 million and to pay a portion of the costs of the Recapitalization of approximately $480,000. The balance will be used to originate new loans, for general and administrative expenses and other corporate purposes. See Note 3 to Notes to Condensed Financial Statements.

         As part of the Recapitalization, the Company completed its Exchange Offer for any and all of the outstanding $80.0 million principal amount of the Company's Old Notes. Pursuant to the Exchange Offer, the Company issued approximately 37,500 shares of Preferred Stock at an issuance price of $1,000 per share and $41.5 million principal amount of new 12 1/2% Subordinated Notes due 2001 in exchange for approximately $79.0 million of Old Notes. Less than $1.0 million of the Old Notes remain outstanding. The Company may elect to defease the Old Notes.

         To return the Company to profitability and a strong financial position, the Company has initiated changes in its operations designed to reduce its loan origination costs and implemented measures to place the Company on a cash flow neutral basis for fiscal 1999.

         The Company intends to increase the percentage of whole loan sales in the secondary market for cash premiums and reduce its historical dependence on securitizations due to the negative cash flow generated by securitizations as a method to sell loans. The Company will also attempt to reduce the acquisition premiums paid to its network of mortgage bankers for Conventional Loans. During the Company's 1997 fiscal year, these cash acquisition premiums totaled $18.0 million or approximately 3.5% of the Company's total loan originations. In addition, the Company is implementing additional cost saving measures beyond its recent internal restructuring which resulted in the reduction of its workforce by approximately 32%.

         Increasing the Company's originations of first mortgage loans using its existing mortgage banker relationships, developing a broker network and providing direct consumer lending are also significant goals of the Company's strategic initiatives. The Company originates first mortgage loans solely for sale at cash premiums in the secondary market substantially without recourse for credit losses or risk of prepayment.

         The Company commenced direct to consumer origination of Conventional Loans in September 1997. In its direct to consumer origination channel, origination fees are typically paid by the borrowers to the Company, the amount of which is anticipated to exceed the Company's origination cost of the loan. This is unlike loans purchased from the Company's network of mortgage bankers that are paid up front cash premiums to acquire loans, with no related offsets. The Company intends to increase its direct origination of mortgage loans through its own efforts and through the acquisition of retail mortgage brokers and other retail loan originators. The Company believes that, by acquiring originators of retail loans, the Company can lower its overall cost of originating mortgage loans and improve its profitability. The Company is not in negotiation at this time to acquire any loan originators.

         There can be no assurance that these changes to the Company's operations and new measures to improve the Company's cash flow will be successful.

         As part of the Recapitalization, the Company, entered into agreements with Sovereign, for a new $90.0 million warehouse line, (subject to the availability of collateral), and a mortgage loan purchase and sale commitment. In addition, the Company agreed to sell City Mortgage Services ("City Mortgage Services"), a division of City National Bank, its existing mortgage servicing portfolio for approximately $7.0 million in cash.

The Company also entered into an agreement with City Mortgage Services for City Mortgage Services to service all of the mortgage loans that the Company owned at the date of the Recapitalization. In addition, the Company and City Mortgage Services entered into an agreement for City Mortgage Services to service all of the mortgage loans originated or purchased by the Company after the Recapitalization on a servicing retained basis, which will allow the Company to substantially eliminate its loan collection and servicing division, while enabling the Company to take advantage of the collection and servicing skills of one of its strategic partners. The Company has an option to acquire 20% of this servicing platform subject to certain conditions, including the delivery by the Company to City Mortgage Services of $1.0 billion of additional loans to service.

GENERAL

         The Company is a specialty consumer finance company that originates, purchases, sells and securitizes consumer loans consisting primarily of conventional uninsured home improvement and debt consolidation loans which are generally secured by first or second liens on residential property ("Conventional Loans"). The Company historically has originated loans through a network of independent correspondent lenders ("Correspondents") and home improvement construction contractors ("Dealers").

         Until May 1996, the Company originated only home improvement loans insured under the Title I credit insurance program ("Title I Loans") of the Federal Housing Administration (the "FHA"). Subject to certain limitations, the Title I program provides for insurance of 90% of the principal balance of the loan and certain other costs. At May 31, 1998, as a result of prior claims, no FHA insurance remained with respect to the Company's portfolio of Title I Loans. Title I The Company began offering Conventional Loans through its Correspondents in May 1996 and through its Dealers in September 1996.

         Since May 1996, Conventional Loans have accounted for an increasing portion of the Company's loan originations. For the three months ended February 28, May 31, August 31, and November 30, 1997 and February 28 and May 31, 1998, the Company originated $89.7 million, $149.5 million, $158.5 million, $187.8 million, $116.5 million and $5.6 million of Conventional Loans, respectively, which constituted 80.6%, 85.9%, 88.4%, 93.9%, 91.5% and 57.0%, respectively, of the Company's total loan originations during the periods. For the nine months ended May 31, 1997 and 1998, the Company originated $270.3 million and $309.9 million of Conventional Loans, respectively, which constituted 77.8% and 92.0%, respectively, of the Company's total loan originations during the periods.

         To broaden its channels of origination and to reduce its overall cost of loan origination, the Company commenced the direct to consumer origination of Conventional Loans in the three months ended November 30, 1997. To increase the amount of loans from this new origination channel, the Company has entered into contractual arrangements with third-party financial institutions for underwriting qualified consumer loan applications. These applications do not conform to those institutions' loan programs, but may be suitable for approval and funding under the Company's product lines that are not available at the third-party institutions. By making direct consumer loans, the Company avoids the payment of premiums that it incurs with the acquisition of completed loans from its network of mortgage bankers. It is anticipated that the permissible fees charged to consumers on the direct loans will cover the cost of the underwriting and origination expenses and place the Company on a positive cash flow basis with respect to its direct to consumer loan originations.

         In December 1997, the Company began originating subprime residential first mortgage loans ("First Mortgage Loans"). The Company originates First Mortgage Loans through its network of mortgage bankers and brokers. The Company believes that there are several advantages to originating First Mortgage Loans including (i) a more liquid secondary market exists for such loans, (ii) the average principal amount of such loans is typically twice that of a Conventional Loan and (iii) such loans are originated by mortgage bankers and brokers that historically sell them to the Company at lower premiums than Conventional Loans. For the nine months ended May 31, 1998, the Company originated $8.5 million of First Mortgage Loans.

         The Company has historically sold substantially all the loans it originated either through securitizations at a yield below the stated interest rate on the loans, generally retaining the right to service the loans and receiving any amounts in excess of the yield to the purchasers, or through the sale of whole loans to third-party institutional purchasers in the secondary market. In connection with whole loan sales, the Company generally sells the loans on a servicing retained basis at a yield below the stated interest rate on the loans, or on a servicing released basis. Currently, sales on a servicing released basis and some sales on a servicing retained basis are at a premium to their principal balance. In connection with securitizations, certain of the interests in the related securitizations were generally sold to institutional purchasers, with the interest only and residual class securities generally retained by the Company. The Company presently intends to dispose of a majority of its loan originations through whole loan sales on a servicing retained basis, at a premium, and reduce its historical dependence on securitizations. Loans sold servicing retained will be serviced by City Mortgage Services pursuant to the Flow Servicing Agreement.

         The Company recognizes revenue from gain (loss) on sale of loans, unrealized gain (loss) on mortgage related securities, interest income and servicing income. Interest income, net, represents the interest received on loans in the Company's portfolio prior to their sale, plus accretion of interest related to mortgage related securities, net of interest paid under its credit agreements. The Company continues to service a substantial amount of loans it sold through May 31, 1998. However, during the nine months ended May 31, 1998, $181.6 million principal balance of loans were sold servicing released. Net loan servicing income represents servicing fee income and other ancillary fees received for servicing loans less: (i) the amortization of capitalized mortgage servicing rights, (ii) and through January 1, 1997, the date of adoption of Statement of Financial Accounting Standards No. 125 ("SFAS 125"), the amortization of excess servicing rights. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income or over the estimated lives of the related loans. As reflected in Note 3 to Notes to Condensed Financial Statements, the Company has entered into the Bulk Servicing and Flow Servicing Agreements pursuant to which it sold its present and up to an additional $1.0 billion of future loan servicing to City Mortgage Services as part of the Recapitalization.

         Gain (loss) on sale of loans includes the gain on sale resulting from securitizations and whole loan sales. The gain on sale in securitization transactions is determined by an allocation of the cost of the securities based on the relative fair values of the interests sold and the interests retained. The Company's retained interests are referred to as "mortgage related securities." From a securitization, the Company generally retains a residual interest mortgage related security and may retain an interest only strip mortgage related security. The Company carries its mortgage related securities at their estimated fair value. Included in the Company's mortgage related securities is the estimated fair value of prepayment penalties (where applicable) the Company anticipates it will receive from borrowers who repay their loan within a specified period (generally within three years) after the loan is made. The fair value of these mortgage related securities is the present value of the anticipated net cash flows to be received after considering the effects of anticipated prepayments and credit losses and, where applicable, net of estimated FHA insurance recoveries on Title I Loans. The net unrealized gain
(loss) on mortgage related securities represents the difference between the allocated cost basis of the securities and their estimated fair value.

         The fair value of the Company's mortgage related securities are affected by, among other things, changes in market interest rates and prepayment and loss experiences of these and similar securities. The Company estimates the fair value of its mortgage related securities utilizing prepayment and credit loss assumptions on the mortgage loans backing these securities that the Company believes to be appropriate for the characteristics (weighted-average interest rate, weighted-average maturity date, etc.) of the mortgage loans backing each particular securitization. To the Company's knowledge, there is no active market for the sale of these securities.

         During the three months ended November 30, 1997, the Company experienced voluntary prepayment activity and delinquencies with respect to its securitized Conventional Loans, which substantially exceeded the levels, which had been assumed for the applicable time frame. As a result of this increase, the Company adjusted the assumptions previously utilized in calculating the carrying value of its mortgage related securities as of November 30, 1997.

         The application of these revised assumptions to the Company's portfolio of Conventional Loans backing its mortgage related securities caused the Company to adjust the carrying value of such securities by approximately $10.2 million at November 30, 1997. Additional negative adjustments of approximately $3.9 million to the carrying value of mortgage related securities backed by Title I Loans and other sales were also recognized during the three months ended November 30, 1997, due to higher levels of defaults and prepayments than had been previously anticipated. After calculating the effect of accretion of interest, amortization of residuals and increased prepayment penalty fees, the carrying value of the Company's mortgage related securities was reduced to $94.3 million as of November 30, 1997 from $106.3 million as of August 31, 1997. As a result of, among other things, the application of the revised prepayment and loss assumptions, the Company recorded a $14.1 million charge to earnings during the three months ended November 30, 1997.

         Based on, among other things, continued higher than anticipated levels of delinquencies, the Company's loss assumptions have been further modified as of May 31, 1998. On a cumulative basis, the new loss assumptions assume aggregate losses of approximately 14.5% of the original portfolio loan balance as compared to approximately 9% under the Company's prior model, which had been implemented in the three month period ending November 30, 1997.

         In addition, the Company has elected to use a voluntary prepayment curve which ramps from a 4.5% annualized rate in month one to a 15.25% annualized rate in month 12. The annualized rate reaches 18.25% in month 18, where the prepayment speed remains constant until month 36. At that point, the prepayment speed declines by 0.5% per month until it reaches 15.25% in month 43, where it remains for the remaining life of the portfolio. The prepayment assumption is exclusive of regularly scheduled principle and interest payments on the loans.

         Based on assumptions of voluntary prepayment speeds and losses, the Company projects the anticipated cash flow to be received from the loans backing the Company's mortgage related securities. To determine the fair value of its mortgage related securities, the Company discounts the projected cash flow at the rate it believes an independent third-party purchaser would require as a rate of return. As a result, the Company increased from 12% to 14.5%, the rate the Company uses to discount to present value the cash flow anticipated to be received on the Company's mortgage related securities from the mortgage loans backing these securities.

         The Company has revised its assumptions based on information from a variety of sources including, among other things, the Company's experience with its own portfolio of loans, pertinent information from a variety of market sources and consultations with its financial advisors. However, the Company has not obtained an independent evaluation of the assumptions utilized in calculating the carrying value of its mortgage related securities for any period subsequent to August 31, 1997. In the three months ended May 31, 1998, taken as a whole, negative adjustments of approximately $27.4 million were recognized. See Note 5 to Notes to Condensed Financial Statements.

         Although the Company believes that it has made reasonable estimates of the prepayments and default rates in determining the fair value of the Company's mortgage related securities, the rate of prepayments and default rates utilized are estimates, and actual experience will vary from these estimates and such variances may be material. There can be no assurance that the revised prepayment and loss assumptions used to determine the fair value of the Company's mortgage related securities and mortgage servicing rights will remain appropriate for the life of the loans backing such securities. If actual loan prepayments or credit losses vary from the Company's estimates, the carrying value of the Company's mortgage related securities and mortgage servicing rights, if any, may have to be further adjusted through a charge or credit to earnings.

RESULTS OF OPERATIONS

         As previously discussed, the Company's operations, since January 1, 1998, have consisted principally of the liquidation of its portfolio of loans, the proceeds from which were used to reduce the Company's indebtedness. During this period, the Company focused on obtaining new financing and initiating new strategic initiatives to return the Company to profitability while maintaining its systems and a level of personnel necessary to recommence operations. As a result, the Company does not believe that its results for the three and nine months ended May 31, 1998 are comparable to its results for the three and nine months ended May 31, 1997.

         Loans Originated

         The following table sets forth certain data regarding loans originated by the Company during the three and nine months ended May 31, 1997 and 1998:


                                         THREE MONTHS ENDED MAY 31,                NINE MONTHS ENDED MAY 31,
                                  --------------------------------------   ---------------------------------------
                                         1997                 1998                 1997                1998
                                  -------------------- -----------------   ------------------- -------------------
                                                               (thousands of dollars)

PRINCIPAL BALANCE OF LOANS
   ORIGINATED:

Correspondents(1):
     Title I                      $  11,970      6.9%   $   140      1.4%   $  42,481     12.2% $   7,056      2.1%
     Conventional                   144,634     83.1      2,579     26.2      263,395     75.8    289,043     85.8
                                  ---------  -------   --------  -------    ---------  -------  ---------  -------
       Total correspondents         156,604     90.0      2,719     27.6      305,876     88.0    296,099     87.9
Dealers:
    Title I                          12,427      7.2        350      3.5       34,852     10.0     11,595      3.4
    Conventional                      4,908      2.8        155      1.6        6,932      2.0     14,001      4.2
                                  ---------  -------   --------  -------    ---------  -------  ---------  -------
       Total dealers                 17,335     10.0        505      5.1       41,784     12.0     25,596      7.6
  Retail:
    Conventional                          -        -      2,887     29.3            -        -      6,851      2.0
    First Mortgage                        -        -        469      4.7            -        -        712      0.2
                                  ---------  -------   --------  -------    ---------  -------  ---------  -------
       Total retail                       -        -      3,356     34.0            -        -      7,563      2.2
   First Mortgage                         -        -      3,282     33.3            -        -      7,792      2.3
                                  ---------  -------   --------  -------    ---------  -------  ---------  -------
       Total principal amount
         of loans originated      $ 173,939    100.0%  $  9,862    100.0%   $ 347,660    100.0% $ 337,050    100.0%
                                  =========  =======   ========  =======    =========  =======  =========  =======

NUMBER OF LOANS ORIGINATED:
Correspondents:

     Title I                            565      9.0%         6      2.3%       2,058     15.0%       326      2.9%
     Conventional                     4,377     70.0         77     29.3        8,337     60.8      8,837     78.8
                                  ---------  -------   --------  -------    ---------  -------  ---------  -------
       Total correspondents           4,942     79.0         83     31.6       10,395     75.8      9,163     81.7
  Dealers:
    Title I                           1,018     16.2         27     10.3        2,925     21.3        971      8.7
    Conventional                        299      4.8          9      3.4          392      2.9        742      6.6
                                  ---------  -------   --------  -------    ---------  -------  ---------  -------
       Total dealers                  1,317     21.0         36     13.7        3,317     24.2      1,713     15.3
  Retail:
    Conventional                          -        -         80     30.4            -        -        199      1.8
    First Mortgage                        -        -         11      4.2            -        -         16      0.1
                                  ---------  -------   --------  -------    ---------  -------  ---------  -------
       Total retail                       -        -         91     34.6            -        -        215      1.9
   First Mortgage                         -        -         53     20.1            -        -        126      1.1
                                  ---------  -------   --------  -------    ---------  -------  ---------  -------
       Total number of loans
         originated                   6,259    100.0%       263    100.0%      13,712    100.0%    11,217    100.0%
                                  =========  =======   ========  =======    =========  =======  =========  =======

(1) As part of its strategic initiatives to reduce the cost of its originations, the Company is focusing on Mortgage Bankers and intends to reduce substantially its historical focus on Correspondents.

         Loans Serviced

         The following table sets forth the principal balance of loans serviced as at May 31, 1997 and 1998:


                                                                                  MAY 31,

                                                         -----------------------------------------------------------
                                                                    1997                           1998
                                                         ----------------------------   ----------------------------
LOANS SERVICED AT END OF PERIOD (INCLUDING LOANS
  SECURITIZED, SOLD TO INVESTORS AND HELD FOR SALE):

Title I                                                  $       248,361      48.1%     $       231,917       42.4%
Conventional                                                     268,065      51.9              312,338       57.2
First Mortgage                                                          -        -                1,990        0.4
                                                         ---------------  --------      ---------------   --------
  Total loans serviced at end of period                  $       516,426     100.0%     $       546,245      100.0%
                                                         ===============  ========      ===============   ========

         Loans Sold

         The following table sets forth the principal balance of loans sold or securitized and related gain on sale data for the three and nine months ended May 31, 1997 and 1998:


                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   MAY 31,                         MAY 31,
                                                         ----------------------------    ----------------------------
                                                             1997           1998             1997          1998
                                                         -------------  -------------    ------------- --------------
                                                                           (thousands of dollars)

ALL LOANS SOLD:
Principal amount of loans sold:

   Title I                                               $   22,879     $    5,549       $   78,545    $   19,406
   Conventional                                             136,297         44,975          248,072       310,259
   First Mortgage                                                 -          3,596                -         5,684
                                                         ----------     ----------       ----------    ----------
     Total principal balances                            $  159,176     $   54,120       $  326,617    $  335,349
                                                         ==========     ==========       ==========    ==========
Gain (loss) on sale of loans                             $   13,226     $   (9,206)      $   28,650    $   (7,397)
                                                         ==========     ==========       ==========    ==========
Net unrealized gain (loss) on mortgage related
   securities                                            $    2,305     $  (28,121)      $    5,213    $  (44,881)
                                                         ==========     ==========       ==========    ==========
Gain (loss) on sale of loans as a percentage of
   principal balance of loans sold                              8.3%         (17.0)%            8.8%        (2.21)%
Gain (loss) on sale of loans plus net unrealized gain
   (loss) on mortgage related securities as a
   percentage of principal balance of loans sold                9.8%         (69.0)%           10.4%        (15.6)%

WHOLE LOAN SALES SOLD WITH RECOURSE AND
   SECURITIZATIONS:

Principal amount of loans sold:
   Title I                                               $    9,032     $        -       $   64,697    $   (8,770)(1)
   Conventional                                             126,296          8,280          238,072       162,535
                                                         ----------     ----------       ----------    ----------
     Total principal balances                            $  135,328     $    8,280       $  302,769    $  153,765
                                                         ==========     ==========       ==========    ==========

WHOLE LOAN SALES SOLD WITH SERVICING RELEASED AND
   SALES TO FNMA:

Principal amount of loans sold:
   Title I                                               $   13,847     $    5,549       $   13,847    $   28,176
   Conventional                                              10,001         36,695           10,001       147,724
   First Mortgage                                                 -          3,596                -         5,684
                                                         ----------     ----------       ----------    ----------
     Total principal balances                            $   23,848     $   45,840       $   23,848    $  181,584
                                                         ==========     ==========       ==========    ==========

------------------

(1) Negative Title I Loan sales resulted from the repurchase of Title I Loans sold, with recourse, from a financial institution and the sale of certain of such loans to the Federal National Mortgage Association ("FNMA"), without recourse.

         The percentage of gain on sale of loans can vary for several reasons, including the relative amounts of Conventional and Title I Loans, each of which type of loan has different (i) estimated prepayment rates, (ii) weighted-average interest rates, (iii) weighted-average maturities and (iv) estimated future delinquency and default rates. Historically, the gain on sale of loans sold through securitizations has been much higher than the gain on the sale of whole loans in the secondary market. However Company intends to reduce the use of securitizations as a method to dispose of loans in the future because of the negative cash flow associated with this method of selling loans.

         As the holder of mortgage related securities issued in securitizations, the Company is entitled to receive certain excess cash flows from the loans backing the securitization. These excess cash flows are calculated as the positive difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through interest and principal to be paid to the holders of the securities issued in securitization that are senior to the mortgage related securities owned by the Company, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees and (v) estimated loan losses. The Company's right to receive the excess cash flows is subject to the satisfaction of certain reserve or over-collateralization requirements that are specific to each securitization and are used as a means of credit enhancement.

         Loan Delinquency

         The Company considers a loan delinquent when a scheduled payment has not been received within 30 days of its due date. The following table sets forth the delinquency experienced on the loans being serviced by the Company unless otherwise specified and Title I insurance claims experience:


                                                                               AUGUST 31,             MAY 31,
                                                                                  1997                 1998

                                                                               ----------          ------------
                                                                                    (thousands of dollars)

Delinquency period (1):
   31-60 days past due                                                               1.54%                1.93%
   61-90 days past due                                                               0.80                 0.91
   91 days and over past due                                                         3.07                 6.29
   31 days and over past due, total delinquencies                                    5.41                 9.13
   91 days and over past due, net of claims filed (2)                                2.32                 5.57
Outstanding claims filed with HUD (3)                                                0.75                 0.73
Outstanding number of Title I insurance claims filed                                  269                  229
Total serviced portfolio                                                      $   628,068          $   546,245
Title I Loans serviced                                                            255,446              231,917
Conventional Loans serviced                                                       372,622              312,338
First Mortgage Loans serviced                                                           -                1,990
Amount of FHA insurance available for Title I Loans serviced                       21,094               16,229  (4)
Amount of FHA insurance available as a percentage of Title I Loans serviced          8.26%                7.00% (4)
Aggregate losses on liquidated loans for the year and nine months
   ended (5)                                                                  $       201          $         7

------------------

(1) Represents the dollar amount of delinquent loans as a percentage of the total dollar amount of loans serviced by the Company (including loans owned by the Company) as of the dates indicated. Conventional Loan delinquencies represented 10.4% and 28.3%, respectively, of the Company's total delinquencies at August 31, 1997 and May 31, 1998.

(2) Represents the dollar amount of delinquent loans, net of delinquent Title I Loans for which claims have been filed with the U.S. Department of Housing and Urban Development ("HUD") and payment is pending, as a percentage of the total dollar amount of total loans serviced by the Company (including loans owned by the Company) as of the dates indicated.

(3) Represents the dollar amount of delinquent Title I Loans for which claims have been filed with HUD and payment is pending as a percentage of the total dollar amount of total loans serviced by the Company (including loans owned by the Company) as of the dates indicated. At May 31, 1998, as a result of prior claims, no FHA insurance remained with respect to the Company's portfolio of Title I Loans.

(4) If all claims filed with HUD had been processed as of May 31, 1998, the amount of FHA insurance available for all serviced Title I Loans would have been reduced to $12.4 million, which as a percentage of Title I Loans serviced would have been 5.4%.

(5) On Title I Loans, a loss is recognized upon receipt of payment of a claim or final rejection thereof. Claims paid in a period may relate to a claim filed in an earlier period. Since the Company commenced its Title I lending operations in March 1994, there has been no final rejection of a claim by the FHA. The aggregate losses on liquidated Title I Loans related to 994 Title I insurance claims made by the Company, as servicer, since commencing operations through May 31, 1998. Losses on Title I Loans liquidated will increase as the balance of the claims are processed by HUD. The Company has received an average payment from HUD equal to 90% of the outstanding principal balance of such Title I Loans, plus appropriate interest and costs.

         The pooling and servicing agreements and sale and servicing agreements related to the Company's securitization transactions contain provisions with respect to the maximum permitted loan delinquency rates and loan default rates, which, if exceeded, would allow, during the period the Company owns such servicing, the termination of the Company's right to service the related loans. At May 31, 1998, the rolling three-month average annual default rates on the pools of loans sold in the March 1996, August 1996 and December 1996 securitization transactions exceeded 6.5%, the permitted limit set forth in the related pooling and servicing agreements. Accordingly, this condition could result in the termination of the Company's servicing rights with respect to those pools of loans by the trustee, the master servicer or the insurance company providing credit enhancement for those transactions. No assurance can be given that the insurance company, trustee or master servicer will not exercise its right to terminate the Company's servicing rights.

         As part of the Recapitalization, the Company entered into the Bulk Servicing Agreement with City Mortgage Services pursuant to which the Company sold its existing mortgage servicing rights to City Mortgage Services. The terms of the Bulk Servicing Purchase Agreement provide for a cash purchase price equal to 90% of the book value of such rights at May 30, 1998. The Company estimates proceeds from the sale of approximately $6.3 million and that it will incur a loss on this transaction of approximately $703,000 which is recorded as a charge to earnings in the Company's Statement of Operations. Additionally, the Company and City Mortgage Services have entered into an agreement for City Mortgage Services to service all of the Company's new mortgage loans originated after the Recapitalization held for sale by the Company or sold on a servicing retained basis. The Company has an option, contingent, among other things, upon delivery to City Mortgage Services of servicing on $1.0 billion of additional loans, to purchase up to a 20% equity position in a new entity to be created if City National Bank determines to spin-off its City Mortgage Services division. Upon completion of the transfer of servicing to City Mortgage Services, the Company anticipates eliminating substantially its entire collections and claims staff.

         The pooling and servicing agreements and sale and servicing agreements also require that certain delinquency and default rates not exceed certain thresholds. If these thresholds are exceeded, higher levels of over-collateralization are required which may cause a delay in, or reduce, the cash receipts to the Company as a holder of the residual interest, causing an adverse valuation adjustment to the carrying value of the mortgage related security.

         Delinquencies on loans serviced by the Company have also decreased the Company's amount of loan servicing income recorded during the nine months ended May 31, 1998 as the Company's loan servicing income has been reduced by the amount of interest advances paid to the owners of these loans, which advances the Company expects to recover.

         Delinquencies on loans serviced by the Company have increased to $49.9 million at May 31, 1998 from $49.5 million at February 28, 1998, $46.9 million at November 30, 1997 and $34.0 million at August 31, 1997. Since the Company began originating Title I Loans in 1994, a greater level of delinquencies has appeared than expected on such loans less than two years old. Conventional Loan delinquencies represented 10.4% and 28.3%, respectively, of the Company's total delinquencies at August 31, 1997 and May 31, 1998.

         The Company continues to be subject to the risks of default and foreclosure following the sale of loans through securitizations to the extent excess servicing distributions are required to be retained or applied to reduce principal or cover interest shortfalls from time to time. Such retained or applied amounts are predetermined by the entity issuing any guarantee of the related interests as a condition to obtaining insurance or by the rating agencies as a condition to obtaining their applicable rating thereon. In addition, such retention delays cash distributions that otherwise would flow to the Company through its retained mortgage related securities, thereby adversely affecting the flow of cash to the Company.

         Certain whole loan sale transactions require the subordination of certain cash flows payable to the Company to the payment of scheduled principal and interest due to the loan purchasers. In connection with certain of such sale transactions, a portion of amounts payable to the Company from the excess interest spread between the higher interest rate of the loan and the lower yield paid to the loan purchaser is required to be maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the reserve account until a specified percentage of the principal balances of the sold loans is accumulated therein. Excess interest spread payable to the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections of interest from borrowers who default on the payments on the loans until the Company's deposits into the reserve account equal the specified percentage. The excess interest required to be deposited and maintained in the respective reserve accounts is not available to support the cash flow requirements of the Company. At May 31, 1998, amounts on deposit in such reserve accounts total $6.3 million.

Three Months Ended May 31, 1998 compared to Three Months Ended May 31, 1997

         As previously discussed, the Company's operations, since January 1, 1998, have consisted principally of the liquidation of its portfolio of loans, the proceeds from which were used to reduce the Company's indebtedness. During this period, the Company focused on obtaining new financing and on initiating new strategic initiatives to return the Company to profitability while maintaining its systems and a level of personnel necessary to recommence operations. As a result, the Company does not believe that its results for the three and nine months ended May 31, 1998 are comparable to its results for the three and nine months ended May 31, 1997.

         The Company originated $9.9 million of loans during the three months ended May 31, 1998 compared to $173.9 million of loans during the three months ended May 31, 1997, a decrease of 94.3%. The decrease is a result, among other things, of the Company's negative operating cash flow, a $32.5 million loss for the six months ended February 28, 1998, and its inability to borrow additional amounts to originate loans because the Company was not in compliance with certain provisions of its warehouse line, other debt agreements and the Indenture governing the Old Notes. As a consequence of its inability to borrow additional amounts to fund new loan originations, the Company, after January 1, 1998, was required to reduce substantially its loan originations and to liquidate its portfolio of loans in order to raise cash to operate. See Note 3 of Notes to Condensed Financial Statements. Of the $9.9 million of loans originated during the three months ended May 31, 1998, $5.6 million were Conventional Loans, $0.5 million were Title I Loans and $3.8 million were First Mortgage Loans compared to $149.5 million of Conventional Loans, $24.4 million of Title I Loans and no First Mortgage Loans during the three months ended May 31, 1997.

         Net revenues (losses) decreased to a loss of $46.0 million during the three months ended May 31, 1998 from revenues of $17.4 million during the three months ended May 31, 1997. The decrease was primarily the result of the downward valuation adjustment to the Company's mortgage related securities, which is reflected in the net unrealized loss on mortgage related securities, and the lower of cost or market adjustment on the Company's portfolio of loans, which is reflected in the gain (loss) on sale of loans. The lower of cost or market adjustment was based on the Company's estimate of the proceeds to be received when these loans are sold. See Note 5 of Notes to Condensed Financial Statements.

         The combined gain (loss) on sale of loans and net unrealized gain
(loss) on mortgage related securities resulted in a loss of $44.7 million during the three months ended May 31, 1998 as compared to a gain of $15.5 million during the three months ended May 31, 1997. The Company's downward valuation adjustment of $23.2 million, at May 31, 1998, in the fair value of the Company's mortgage related securities, is the result of changes in (i) the prepayment and loss assumptions utilized by the Company in calculating the anticipated cash flow to be received from the mortgage loans backing such securities; and (ii) write downs of an aggregate of $9.7 million to reduce to the lower of cost or market the remaining $13.3 million principal amount of the Company's mortgage loans held for sale at May 31, 1998 and approximately $15.4 million principal amount of mortgage loans the Company was obligated to repurchase at May 31, 1998 under the recourse provisions of certain whole loan sale agreements. The lower of cost or market adjustment was based on the Company's estimate of the proceeds to be received when these loans are sold. See Note 4 of Notes to Condensed Financial Statements.

         In addition, the Company's gain (loss) on the sale of loans was substantially lower in the three months ended May 31, 1998 as compared to the three months ended May 31, 1997. In the three months ended May 31, 1997, the Company's loans were sold in securitizations, which generated substantially higher gains than whole loan sales in the secondary market, the method of disposition of loans the Company used in the three months ended May 31, 1998. As part of the Company's strategic initiatives, it intends to increase whole loan sales in the secondary market for cash and to decrease its historical reliance on securitizations to sell loans. The sale of loans in a securitization generates substantial negative cash flow.

         Loan servicing income, net, decreased $2.1 million to a loss of $1.4 million during the three months ended May 31, 1998 from income of $726,000 during the three months ended May 31, 1997. The decrease was the result of adjustments in the third quarter totaling approximately $2.3 million for loan prepayment penalties, changes in parameters of the serviced portfolio including its weighted-average coupon, weighted-average maturity and delinquency rates and a loss of $703,000 on the sale of servicing rights to City Mortgage Services although the servicing portfolio increased to $546.2 million at May 31, 1998 from $516.4 million at May 31, 1997. See Note 6 of Notes to Condensed Financial Statements.

         Interest income on loans held for sale and accretion of interest on mortgage related securities, net of interest expense, decreased $1.0 million to $132,000 during the three months ended May 31, 1998 from $1.1 million during the three months ended May 31, 1997. The decrease was primarily the result of interest accrued on the Additional Notes during the quarter ended May 31, 1998 and a lower inventory of loans held for sale.

         The net provision for credit losses decreased $4.0 million to $108,000 for the three months ended May 31, 1998 from of $4.1 million for the three months ended May 31, 1997. The decrease in the provision was directly related to the decrease in the volume of loans originated and the ratio of Conventional Loans to Title I Loans originated during the three months ended May 31, 1998, compared to the three months ended May 31, 1997, and a change in the Company's business strategy to focus on whole loan sales in the secondary market on a non-recourse basis rather than securitizations to sell loans. An allowance for credit losses is not established on loans sold through securitizations or on whole loan sales on a servicing released basis, because the Company typically does not have recourse obligations for credit losses on loans sold in a securitization. Estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its mortgage related securities. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values and estimated FHA insurance recoveries on Title I Loans originated and sold.

         Total general and administrative expenses increased $1.5 million to $7.6 million during the three months ended May 31, 1998 compared to $6.1 million during the three months ended May 31, 1997. The increase was primarily a result of increased professional services due to increased outside legal and audit expenses associated with additional Securities and Exchange Commission ("SEC") filings and with amendments to existing debt agreements, increased loan servicing expenses due to an increase in loans serviced and increased payroll and benefits related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel as a result of the expansion of the Company's business during the period prior to the reduction in the workforce. The individual changes in general and administrative expense are discussed below.

         Payroll and benefits expense increased $834,000 to $4.2 million during the three months ended May 31, 1998 from $3.4 million during the three months ended May 31, 1997 primarily due to an increased number of employees and expenses associated with a 32% reduction of the Company's workforce from its peak in early January 1998. Although the number of employees decreased to 294 at May 31, 1998 from 332 at May 31, 1997, the average number of employees employed during the third quarter was higher in the quarter ending May 31, 1998 than the quarter ending May 31, 1997. This increase in the number of employees was due to increased staff necessary to support the then business expansion and to maintain quality control. Savings from the 32% reduction in the Company's workforce will not be realized until subsequent accounting periods.

         Credit reports decreased $344,000 to $8,000 during the three months ended May 31, 1998 from $352,000 for the three months ended May 31, 1997, due to the decrease in loan originations during the current quarter.

         Rent and lease expenses increased $95,000 to $408,000 during the three months ended May 31, 1998 from $313,000 for the three months ended May 31, 1997 due to the annual escalation charge and reflecting new tenant discounts for office space at its corporate offices.

         Professional services increased $596,000 to $1.1 million during the three months ended May 31, 1998 from $505,000 for the three months ended May 31, 1997, due to increased outside legal and audit expenses and reclassification of certain consulting and management services expenses that were previously classified in different line items. A significant portion of the increase in professional services was due to actions taken by the Company subsequent to January 1, 1998 as a result of its adverse financial position.

         Other services increased $155,000 to $479,000 during the three months ended May 31, 1998 from $324,000 for the three months ended May 31, 1997 due to increased telephone and overnight shipping charges.

         FHA insurance expenses increased $56,000 to $192,000 during the three months ended May 31, 1998 from $136,000 during the three months ended May 31, 1997 due to increased volume of insured Title I Loans.

         Travel expenses decreased $36,000 to $212,000 during the three months ended May 31, 1998 from $248,000 during the three months ended May 31, 1997 due to lower loan originations and decreased business activity during the current quarter.

         Other general and administrative expenses increased $188,000 to $538,000 during the three months ended May 31, 1998 from $349,000 during the three months ended May 31, 1997 due primarily to increased expenses related to the then business expansion.

         The loss before income taxes was $54.2 million for the three months ended May 31, 1998 compared to income of $6.9 million for the three months ended May 31, 1997. Due to the uncertainty as to whether the Company will be able to utilize any additional net operating loss ("NOL's") in the foreseeable future, no provision for an income tax benefit was made for the current quarter. An income tax expense of $2.6 million was provided for in three months ended May 31, 1997.

         As a result of the foregoing, the Company incurred a net loss of $54.2 million for the three months ended May 31, 1998 compared to net income of $4.3 million for the three months ended May 31, 1997.

Nine Months Ended May 31, 1998 compared to Nine Months Ended May 31, 1997

         As previously discussed, the Company's operations, since January 1, 1998, have consisted principally of the liquidation of its portfolio of loans, the proceeds from which were used to reduce the Company's indebtedness. During this period, the Company focused on obtaining new financing and initiating new strategic initiatives to return the Company to profitability while maintaining its systems and a level of personnel necessary to recommence operations. As a result, the Company does not believe that its results for the three and nine months ended May 31, 1998 are comparable to its results for the three and nine months ended May 31, 1997.

         The Company originated $337.1 million of loans during the nine months ended May 31, 1998 compared to $347.2 million of loans during the nine months ended May 31, 1997, a decrease of 3.0%. The decrease is a result of the Company's negative operating cash flow and a $32.5 million loss generated in the first six months of fiscal 1998, which resulted in restrictions on additional borrowings due to non-compliance with certain provisions under its warehouse line, other debt agreements, and the indenture governing the Old Notes. As a consequence of its inability to borrow additional amounts to fund new loan originations, the Company, after January 1, 1998, was required to reduce substantially its loan originations and to liquidate its portfolio of loans in order to raise cash to operate. Of the $337.1 million of loans originated during the nine months ended May 31, 1998, $309.9 million were Conventional Loans, $18.7 million were Title I Loans and $8.5 million were First Mortgage Loans compared to $270.3 million of Conventional Loans, $77.4 million of Title I Loans and no First Mortgage Loans during the nine months ended May 31, 1997.

         Net revenues (losses) were $56.5 million during the nine months ended May 31, 1998 compared with revenues of $37.8 million during the nine months ended May 31, 1997. The decrease was primarily the result of the downward valuation adjustment to the Company's mortgage related securities which is reflected in net unrealized gain (loss) on mortgage related securities, the change in business strategy to focus on whole loan sales for cash premiums rather than securitization to sell loans, and the lower of cost or market adjustment on the Company's portfolio of loans which is reflected in the gain
(loss) on sale of loans. The lower of cost or market adjustment was based on the Company's estimate of the proceeds to be received when these loans are sold.
See Note 5 of Notes to Condensed Financial Statements.

         The combined gain (loss) on sale of loans and net unrealized gain
(loss) on sale of mortgage related securities resulted in a loss of $59.7 million during the nine months ended May 31, 1998 from a gain of $33.9 million during the nine months ended May 31, 1997. The decrease was primarily due to the change in business strategy to focus on whole loan sales for cash premiums rather than securitizations to sell loans, and a change in assumptions on voluntary prepayment speeds, defaults and the discount rate utilized by the Company in calculating the carrying value of its mortgage related securities and determining the gain (loss) on loan sales. See Note 5 of Notes to Condensed Financial Statements.

         Loan servicing income, net, decreased $787,000 to $1.1 million during the nine months ended May 31, 1998 from $1.9 million during the nine months ended May 31, 1997. The decrease was the result of adjustments in the third quarter totaling approximately $2.4 million, change in assumptions utilized by the Company to calculate the carrying value of loans with servicing retained and a loss of $703,000 on the sale of servicing rights to City Mortgage Services although the servicing portfolio increased to $546.2 million at May 31, 1998 from $516.4 million at May 31, 1997. See Note 6 of Notes to Condensed Financial Statements.

         Interest income on loans held for sale and mortgage related securities, net of interest expense, increased $8,000 to $2.0 million during the nine months ended May 31, 1998 from $2.0 million during the nine months ended May 31, 1997. The decrease was primarily the result of interest accrued on the Additional Notes during the nine months ended May 31, 1998.

         The net provision for credit losses decreased $2.6 million to $2.4 million for the nine months ended May 31, 1998 from $5.0 million for the nine months ended May 31, 1997. The decrease in the provision was directly related to the decrease in the volume of loans originated and the ratio of Conventional Loans to Title I Loans originated during the nine months ended May 31, 1998 compared to the nine months ended May 31, 1997, and to focus on whole loan sales rather than securitizations to sell loans. An allowance for credit losses is not established on loans sold through securitizations or on whole loan sales on a servicing released basis, because the Company typically does not have recourse obligations for credit losses on loans sold in a securitization. Estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its mortgage related securities. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on Title I Loans originated and sold.

         Total general and administrative expenses increased to $26.6 million during the nine months ended May 31, 1998 from $15.7 million during the nine months ended May 31, 1997. The increase was primarily a result of increased professional services due to increased outside legal and audit expenses associated with, additional SEC filings and amendments to existing debt agreements, increased loan servicing expenses due to an increase in loans serviced and increased payroll and benefits related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel as a result of the expansion of the Company's business during the period prior to its reduction in its workforce. The individual changes in general and administrative expenses are discussed in more detail below.

         Payroll and benefits expense increased $6.4 million to $14.9 million during the nine months ended May 31, 1998 from $8.5 million during the nine months ended May 31, 1997 primarily due to an increased number of employees during the then expansion and expenses associated with the reduction in the Company's workforce. Although the number of employees decreased to 294 at May 31, 1998 from 332 at May 31, 1997, the average number of employees employed during the nine months was higher in the nine months ended May 31, 1998 than the nine months ended May 31, 1997. This increase in the number of employees was due to increased staff necessary to support the then business expansion and to maintain quality control. From its peak in early January 1998, the workforce has since been reduced by 32%, pursuant to the Company's restructuring.

         Credit reports decreased $411,000 to $474,000 during the nine months ended May 31, 1998 from $885,000 for the nine months ended May 31, 1997 due to the decrease in loan originations during the third quarter of fiscal 1998.

         Rent and lease expenses increased $303,000 to $1.1 million for the nine months ended May 31, 1998 from $815,000 for the nine months ended May 31, 1997 due to annual escalation charges and due to the prior year reflecting new tenant discounts for office space at the Company's corporate offices.

         Professional services increased $2.1 million to $3.6 million for the nine months ended May 31, 1998 from $1.5 million for the nine months ended May 31, 1997, due to increased outside legal and audit expenses associated with the 1997 Private Placement, additional SEC filings and amendments to existing debt agreements and reclassification of certain consulting and management services expenses that were previously classified in different line items. A substantial portion of the increase in professional services was due to actions taken by the Company subsequent to January 1, 1998 as a result of its adverse financial position.

         Sub-servicing fees increased $615,000 to $1.8 million for the nine months ended May 31, 1998 from $1.2 million for the nine months ended May 31, 1997 due primarily to a larger average loan servicing portfolio, notwithstanding a lower sub-servicing rate paid to the sub-servicer in the latter part of the nine months ended May 31, 1998.

         Other services increased $784,000 to $1.6 million during the nine months ended May 31, 1998 from $831,000 for the nine months ended May 31, 1997 due to higher telephone and overnight mailing expenses during the first six months of fiscal 1998.

         FHA insurance expense decreased $79,000 to $335,000 during the nine months ended May 31, 1998 from $414,000 during the nine months ended May 31, 1997 due to decreased volume of insured Title I loans.

         Travel expenses increased $251,000 to $967,000 during the nine months ended May 31, 1998 from $716,000 during the nine months ended May 31, 1997 due to increased travel necessary to support the then business expansion during the first six months of fiscal 1998.

         Other general and administrative expenses increased $819,000 to $1.7 million during the nine months ended May 31, 1998 from $919,000 during the nine months ended May 31, 1997 due primarily to increased expenses related to the expansion of facilities related to the then business expansion.

         Loss before income taxes decreased to $86.7 million for the nine months ended May 31, 1998 from income of $16.4 million for the nine months ended May 31, 1997. Due to the inability to predict whether the Company will be able to utilize any additional NOL's in the foreseeable future, no provision for income taxes was made for the nine months ended May 31, 1998. An income tax expense of $6.2 million was provided for in the nine months ended May 31, 1997.

         As a result of the foregoing, the Company incurred a net loss of $87.7 million for the nine months ended May 31, 1998 compared to net income of $10.1 million for the nine months ended May 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity Uses

         As previously discussed, the Company's operations, since January 1, 1998, have consisted principally of the liquidation of its portfolio of loans the proceeds from which were used to reduce the Company's indebtedness. During this period, the Company focused on obtaining new financing and initiating new strategic initiatives to return the Company to profitability while maintaining its systems and a level of personnel necessary to recommence operations. As a result, the Company does not believe that its liquidity at May 31, 1998 is comparable to its liquidity at May 31, 1997.

         Cash and cash equivalents were $13.1 million at May 31, 1998 compared to $6.1 million at August 31, 1997. On June 1, 1998, $11.2 million of the $13.1 million of the Company's cash and cash equivalents was utilized to reduce the Company's indebtedness to its warehouse lender. The warehouse loan, which matured on May 29, 1998, was repaid in full on June 29, 1998. The Company's liquidity is primarily used to originate loans, pay operating and interest expenses, to fulfill over-collateralization requirements related to the securitization of loans, if any, and make deposits to reserve accounts related to loan sale transactions. Prior to the Recapitalization, loan originations were initially funded principally through the Company's warehouse line pending the sale of loans in the secondary market or in securitizations. Substantially all of the loans originated by the Company are sold. The warehouse line is repaid primarily from the proceeds from the sale of the loans collateralizing the line in the secondary market or in securitizations. The Company resumed the origination of new loans on July 1, 1998. The Company's cash requirements require continued access to sources of debt financing and sales of loans in the secondary market.

         Recapitalization

         To improve its adverse financial and cash position, the Company, on July 1, 1998, completed the Recapitalization of the Company. Pursuant to the Recapitalization, the Company raised approximately $87.5 million of new equity. Two strategic partners, City National Bank, and Sovereign, each purchased 10,000 shares of the Company's newly-designated Series A Convertible Preferred Stock at a purchase price of $1,000 per share. City Holding Company and Sovereign each have been granted an option, which expires in December 2000, to acquire 6.67 million shares of the Company's Common Stock at $1.50 per share. Each share of Preferred Stock is convertible into 666.67 shares of Common Stock, subject to adjustment, 180 days from their date of issuance. The Preferred Stock will be mandatorily converted into Common Stock on the second anniversary of the issuance of the Preferred Stock. City National Bank and Sovereign each has a right of first refusal to purchase the Company in the event the Company's Board of Directors determines to sell the Company. In addition, other private investors purchased an aggregate of 5,000 shares of Preferred Stock at a purchase price of $1,000 per share and 16.67 million shares of Common Stock at a purchase price of $1.50 per share. All of the foregoing sales were made pursuant to private placements.

         The net proceeds from the Recapitalization of approximately $40.3 million were used to pay interest of approximately $5.1 million on the Old Notes, to pay in full the indebtedness of approximately $2.5 million under the existing warehouse line of credit which matured on May 29, 1998, to pay loan and management fees and other miscellaneous charges due to Mego Financial of $1.6 million and to pay a portion of the costs of the Recapitalization of approximately $480,000. The balance will be used to originate new loans, for general and administrative expenses and other corporate purposes. See Note 3 of Notes to Condensed Financial Statements.

         Exchange Offer

         As part of the Recapitalization, the Company completed its Exchange Offer for any and all of the outstanding $80.0 million principal amount of the Company's Old Notes. Pursuant to the Exchange Offer, the Company issued approximately 37,500 shares of Preferred Stock at an issuance price of $1,000 per share and $41.5 million principal amount of new 12 1/2% Subordinated Notes due 2001 in exchange for approximately $79.0 million of Old Notes. Less than $1.0 million of the Old Notes remain outstanding. The Company may elect to defease the Old Notes by tendering the amount required sum to the Indenture trustee.

         New Notes

         As a result of the Exchange Offer, $80.0 million principal amount of the Company's Old Notes were exchanged for approximately 37,500 shares of Preferred Stock at an issuance price of $1,000 per share and $41.5 million principal amount of new 12 1/2% Subordinated Notes due 2001. The New Notes contain certain restrictive covenants with respect to limitations on indebtedness, liens, affiliate transactions, and mergers or consolidations.

         Sovereign Warehouse Line of Credit

         The Company has executed a warehouse line of credit for up to $90.0 million with Sovereign that replaced the Company's warehouse line of credit that matured on May 29, 1998 and was repaid in full on June 29, 1998. The Sovereign Warehouse Line is renewable, at Sovereign's option, in six-month intervals for up to five years, may be increased with certain consents and contains pricing/fees that vary by product and by the dollar amount outstanding. The Sovereign Warehouse Line is secured by specific loans held for sale and bears interest at LIBOR plus an amount based on the average outstanding balance. If the Company determines to seek additional warehouse financing, Sovereign has a right of first refusal to provide such additional financing at market rates. At May 31, 1998 and through July 17, 1998, the Company did not have any funds borrowed under the Sovereign Warehouse Line.

         Liquidity Sources

         The Company currently has four significant sources of financing and liquidity: (i) approximately $40.3 million in net proceeds from the sale of Preferred and Common Stock in the Recapitalization; (ii) the new Sovereign Warehouse Line of $90.0 million; (iii) the First Revolving Credit Facility for up to $25.0 million, less amounts outstanding under repurchase agreements which expires December 31, 1998; and (iv) the Second Revolving Credit Facility for up to $5.0 million which may, under certain circumstances, be increased to $8.8 million. Each of the First and Second Revolving Credit Facilities is secured by certain of the Company's mortgage related securities. In addition, the Flow Purchase Agreement provides the Company with an additional source of liquidity.

         The pledge and security agreement governing the First Revolving Credit Facility provides the Company with $25.0 million of liquidity, less amounts outstanding under repurchase agreements, of which $10.0 million was outstanding as of May 31, 1998. The First Revolving Credit Facility matures on December 31, 1998 and contains certain covenants relating to the maintenance of minimum net worth and debt-to-net worth requirements. At May 31, 1998, the Company was not in compliance with (i) the minimum net worth requirement of $42.5 million and actual net worth was a deficit of $27.0 million; and (ii) the requirement that the Company's debt-to-net worth ratio exceed 2.5:1. The Company's compliance with the debt-to-net worth ratio was incalculable due to a negative net worth. As of July 1, 1998, the Company was in compliance with the terms of the First Revolving Credit Facility.

         The Second Revolving Credit Facility provides the Company with up to $5.0 million of liquidity, which may, under certain circumstances, be increased, to $8.8 million. At May 31, 1998 the Company had $5.0 million borrowed under this facility. The Second Revolving Credit Facility matures in October 2002 and contains certain covenants including restrictions on the incurrence of certain liens, limitations on asset dispositions and mergers and requires the maintenance of certain financial ratios and compliance with certain financial tests and limitations. As calculated prior to the Recapitalization, at May 31, 1998, the Company was not in compliance in the maintenance of a minimal net worth requirement. As of July 1, 1998, the Company was in compliance with the terms of the Second Revolving Credit Facility.

         The Company also has entered into a flow purchase agreement with Sovereign pursuant to which Sovereign has agreed to purchase up to $400.0 million of the Company's high loan-to-value loans per year at specified prices. Up to $200.0 million of the $400.0 million can be loans the principal amount of which, when added to the outstanding senior debt on the property, will not exceed 125% of the property's market value. Sovereign has a right of first refusal under certain circumstances and conditions to acquire certain non-conforming loans originated by the Company at market prices and terms. The Flow Servicing Agreement expires in September 2001.

         The Company believes that its current financing sources are adequate to meet its needs. At May 31, 1998, no commitments existed for additional material capital expenditures.

         Net cash used in the Company's operating activities for the nine months ended May 31, 1997 and 1998 was $72.1 million and $27.0 million, respectively. During the nine months ended May 31, 1997 and 1998, the Company used net cash of $1.5 million and $58,000, respectively, in investing activities, which was substantially expended for office equipment and furnishing and data processing equipment. During the nine months ended May 31, 1997 and 1998, cash provided by financing activities amounted to $77.0 million and $34.1 million, respectively.

         FINANCIAL CONDITION

         As previously discussed, the Company's operations, since January 1, 1998, have consisted principally of the liquidation of its portfolio of loans the proceeds from which were used to reduce the Company's indebtedness. During this period, the Company focused on obtaining new financing and initiating new strategic initiatives to return the Company to profitability while maintaining its systems and a level of personnel necessary to recommence operations. As a result, the Company does not believe that its financial condition at May 31, 1998 is comparable to its financial condition at May 31, 1997.

May 31, 1998 compared to August 31, 1997

         Cash and cash equivalents increased 115.1% to $13.1 million at May 31, 1998 from $6.1 million at August 31, 1997 primarily as a result of the sale of loans in process as of May 31, 1998. On June 1, 1998, approximately $11.2 million of the $13.1 million cash and cash equivalents at May 31, 1998, was paid to the Company's warehouse lender on June 1, 1998. The warehouse line which was repaid, in full, on June 29, 1998, matured on May 31, 1998.

         Restricted cash deposits decreased 7.9% to $6.3 million at May 31, 1998 from $6.9 million at August 31, 1997 primarily due to a reduction of collected funds due investors which were in transit as of that date.

         Loans held for sale, net, increased 81.6% to $17.3 million at May 31, 1998 from $9.5 million at August 31, 1997 primarily as a result of the timing of loan sales, with no securitization transaction during the three and nine months ended May 31, 1998 and $9.7 million of loans which the Company has agreed to repurchase under recourse agreements.

         Changes in the allowance for credit losses and the allowance for credit losses on loans sold with recourse for the three and nine months ended May 31, 1998 consist of the following (thousands of dollars):


Balance at February 28, 1998                                                                      $   9,401
     Provision for credit losses                                                                          -
     Reductions to the provision due to securitizations or loans sold without recourse               (1,381)
     Reductions due to charges to allowance for credit losses                                             2
                                                                                                  ---------
 Balance at May 31, 1998                                                                          $   8,022
                                                                                                  =========


Balance at August 31, 1997                                                                        $   7,114
     Provision for credit losses                                                                        915
     Reductions to the provision due to securitizations or loans sold without recourse                    -
     Reductions due to charges to allowance for credit losses                                            (7)
                                                                                                  ---------
 Balance at May 31, 1998                                                                          $   8,022
                                                                                                  =========

         The allowance for credit losses and the allowance for credit losses on loans sold with recourse consist of the following at these dates:


                                                                               AUGUST 31,             MAY 31,
                                                                                  1997                 1998
                                                                             ---------------      ---------------
                                                                                     (thousands of dollars)

Allowance for credit losses                                                  $           100      $             0
Allowance for credit losses on loans sold with recourse                                7,014                8,022
                                                                             ---------------      ---------------
     Total                                                                   $         7,114      $         8,022
                                                                             ===============      ===============

         The increase in the allowance for credit losses and the allowance for credit losses on loans sold with recourse is primarily due to higher than anticipated losses on Title I Loans. Although the Company believes it has made reasonable estimates of the losses on Title I Loans, there can be no assurance that the actual losses will not vary from these estimates.

         Pursuant to recourse provisions under certain whole loan sale agreements, the Company was obligated to repurchase Conventional and Title I Loans with an aggregate principal balance of approximately $15.4 million at May 31, 1998. These loans have been valued utilizing management's estimate of the price to be received upon their final disposition and a lower of cost or market allowance of $4.5 million was recorded for the three month and nine month periods ended May 31, 1998, as a charge to gain (loss) on sale of loans in the Company's Statement of Operations. An additional lower of cost or market allowance of $5.2 million was recorded for the three month and nine month periods ended May 31, 1998, as a charge to gain (loss) on sale of loans in the Company's Statement of Operations relating to the $13.3 million remaining principal balance of the Company's loans held for sale at May 31, 1998. Mortgage related securities decreased $40.5 million to $65.8 million at May 31, 1998 from $106.3 million at August 31, 1997 substantially due to the downward adjustment to their carrying value. See Note 5 of Notes to Condensed Financial Statements.

         Mortgage servicing rights decreased $3.2 million to $6.3 million at May 31, 1998 from $9.5 million at August 31, 1997 due to downward adjustments of the servicing rights of approximately $1.1million and to establishing an allowance for a 10% discount on the sale of servicing rights to City Mortgage Services. See Note 6 to Notes to Condensed Financial Statements.

         Other receivables decreased $4.3 million to $3.6 million at May 31, 1998 from $7.9 million at August 31, 1997 primarily due to a payment of deferred charges due to the Company from whole loan sales prior to August 31, 1997.

         Prepaid debt expenses increased $2.2 million to $4.6 million at May 31, 1998 from $2.4 million at August 31, 1997 primarily due to the debt expense related to the additional $40.0 million of senior subordinated notes sold in October 1997.

         Prepaid commitment fees decreased $2.3 million to $0 at May 31, 1998 from $2.3 million at August 31, 1997 due to the respective purchase commitment being terminated.

         The deferred income tax asset of $2.2 million at May 31, 1998 was comprised of only state income taxes, while no such benefit was previously reported. However, no deferred income tax asset was established for potential federal income tax benefits, as management is unable to predict its ability to utilize the federal tax benefits over the next several years. Prior to the Spin-off, income taxes were included in the Due to Mego Financial caption since Mego Financial filed a consolidated tax return.

         Other assets decreased 55.2% to $356,000 at May 31, 1998 from $795,000 at August 31, 1997 primarily due to a reclassification of accrued fees on securitizations to other receivables of $541,000.

         Notes and contracts payable decreased $4.3 million to $31.3 million at May 31, 1998 from $35.6 million at August 31, 1997 due to the decreased borrowings by the Company caused by curtailment of loan originations.

         Accounts payable and accrued liabilities increased $9.9 million to $27.8 million at May 31, 1998 from $17.9 million at August 31, 1997 primarily due to interest on the Old Notes and the repayment of a warehouse line from the net proceeds of the Recapitalization on June 29, 1998.

         Allowance for credit losses on loans sold with recourse increased $1.0 million to $8.0 million at May 31, 1998 from $7.0 million at August 31, 1997 primarily due to increased loan sales. Recourse to the Company on sales of loans is governed by the agreements between the purchasers and the Company. The allowance for credit losses on loans sold with recourse represents the Company's estimate of its probable future credit losses to be incurred over the lives of the loans considering estimated future FHA insurance recoveries on Title I Loans. Due to prior claims, the Company's Title I Loans have no FHA insurance. An allowance for credit losses is not established on loans sold through securitizations, because the Company typically has no recourse obligations for credit losses on loans sold in a securitization. Estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its mortgage related securities.

         Stockholders' equity (deficit) decreased $79.1 million to a deficit of $26.0 million at May 31, 1998 from $53.1 million at August 31, 1997 as a result of the net loss of $86.7 million during the nine months ended May 31, 1998, partially offset by an increase in additional paid-in capital related to a federal income tax benefit which was a result of the Spin-off. See Note 7 of Notes to Condensed Financial Statements.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 23, 1998, an action was filed in the United States District Court for the Northern District of Georgia by Robert J. Feeney, as a purported class action against the Company and Jeffrey S. Moore, then the Company's President and Chief Executive Officer. The complaint alleges, among other things, that the defendants violated the federal securities laws in connection with the preparation and issuance of certain of the Company's financial statements. The named plaintiff seeks to represent a class consisting of purchasers of the Common Stock between April 11, 1997 and December 18, 1997, and seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the court my deem just and proper. The Company believes it has meritorious defenses to this lawsuit, adequate insurance and that any resolution of this lawsuit will not have a material adverse effect on the business or financial condition of the Company.

         On or about June 30, 1998, the suit was amended to include Mego Financial, a former parent of the Company, as a defendant.

         In the ordinary course of its business, the Company is, from time to time, named in lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse effect on the business or financial condition of the Company.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

         The annual meeting of shareholders was held on June 8, 1998 in Atlanta, Georgia. Of the 12,300,000 shares of Common Stock entitled to vote, 6,801,744 shares were represented at the meeting by proxies and all 6,801,744 shares voted affirmatively to each of the proposals submitted to shareholders in the Company's Proxy Statement dated May 27, 1998:

         (1) to elect Jerome J. Cohen, Jeffrey S. Moore, Robert Nederlander, Herbert B. Hirsch, Don A. Mayerson and Spencer I. Browne as Directors of the Company;
         (2) to approve a transaction or series of transactions pursuant to which the Company will sell a number of shares of Common Stock below the greater of book or market value and a number of shares of Preferred Stock convertible into Common Stock at a conversion price below the greater of book or market value which will likely result in the issuance of shares of Common Stock and Preferred Stock convertible into shares of Common Stock constituting more than 20% of the Company's outstanding Common Stock and will likely result in a change of control of the Company;
         (3) to approve the amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 400,000,000 shares; and
         (4) to approve the Company's 1997 Stock Option and Stock Appreciation Rights Plan.

ITEM 5.  OTHER

         Subsequent to the annual shareholders meeting and pursuant to a meeting of the Board of Directors held after completion of the Recapitalization of the Company, Champ Meyercord, 57, was elected the Company's Chairman of the Board and Chief Executive Officer. Mr. Meyercord has been a special consultant to the Company since May 1998.

         Upon completion of the Recapitalization, Jerome J. Cohen, Robert Nederlander, Herbert B. Hirsch and Don A. Mayerson resigned as directors. Mr. Meyercord is joined on the new Company Board of Directors by Jeff S. Moore, who continues as President of the Company; David J. Vida, Jr., President of City Mortgage Services, a division of City National Bank; Hubert M. Stiles, Jr., President of T. Rowe Price Recovery Fund II, L.P.; Wm. Paul Ralser, Chief Executive Officer and Chairman of the Board of First Fidelity Bancorp, Inc. located in Irvine, Calif.; and Spencer I. Browne, a special consultant to the Company who was first elected to the Board of Directors in November 1996.

         Mr. Jeff S. Moore, President and Director and Mr. James L. Belter, Executive Vice President, CFO and Treasurer have agreed to terminate their prior employment contracts with the Company and have executed term sheets for the basis of new employment contracts with the Company.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT NUMBER                                              DESCRIPTION
--------------                                              -----------
      10.78          Preferred Stock Purchase Agreement dated as of June 9, 1998 between City National Bank of West Virginia and Mego Mortgage Corporation
      10.79          Stock Option Agreement dated as of June 29, 1998 by Mego Mortgage Corporation in favor of City National Bank of West Virginia
      10.80          Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and
                     City National Bank of West Virginia*
      10.81          Bulk Servicing Purchase Agreement dated as of June 26, 1998 between City National Bank of
                     West Virginia and Mego Mortgage Corporation
      10.82          Servicing Agreement dated as of June 26, 1998 between Mego Mortgage Corporation and City
                     Mortgage Services
      10.83          Subservicing Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and City
                     Mortgage Services
      10.84          City Mortgage Services Option Agreement dated as of June 29, 1998 between City National Bank of West Virginia and Mego Mortgage Services*
      10.85          Right of First Refusal Agreement dated as of June 29, 1998 among City National Bank of West
                     Virginia, Sovereign Bancorp, Inc. and Mego Mortgage Corporation
      10.86          Preferred Stock Purchase Agreement dated as of June 9, 1998 between Mego Mortgage Corporation and Sovereign Bancorp, Inc.
      10.87          Stock Option Agreement Dated as of June 29, 1998 by Mego Mortgage Corporation in favor of
                     Sovereign Bancorp, Inc.
      10.88          Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation in favor of Sovereign Bancorp, Inc.*
      10.89          Participation Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and
                     Sovereign Bank*
      10.90          Master Mortgage Loan Purchase Agreement dated as of June 29, 1998 between Sovereign Bank and
                     Mego Mortgage Corporation*
      10.91          Form of Custodian Agreement dated as of June 29, 1998 among Sovereign  Bank, State Street Bank and
                     Trust Company and Mego Mortgage Corporation*
      10.92          Common Stock  Purchase  Agreement  dated as of June 9, 1998 between Mego Mortgage Corporation and Emanuel J. Friedman*
      10.93          Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and
                     Emanuel J. Friedman*
      10.94          Indenture dated as of June 29, 1998 between Mego Mortgage Corporation and American Stock Transfer
                     & Trust Company, as Trustee*
      10.95          Form of Note issued pursuant to Indenture dated as of June 29, 1998 between Mego Mortgage
                     Corporation and American Stock Transfer & Trust Company, as Trustee*




      10.96          Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and
                     Friedman, Billings, Ramsey & Co., Inc., as placement agent*
      10.97          Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and
                     Friedman, Billings, Ramsey & Co., Inc., as placement agent*
      10.98          Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
                     of Mego Mortgage Corporation*
      10.1A          Co-Sale Agreement dated as of June 29, 1998 among Mego Mortgage Corporation, Emanuel J.
                     Friedman, Friedman, Billings, Ramsey & Co., Inc., City National Bank of West Virginia and
                     Sovereign Bancorp, Inc.
      10.2A          Employment Agreement dated June 23, 1998 between Mego Mortgage Corporation and Edward B.
                     "Champ" Meyercord*
      27.1           Financial Data Schedule (for SEC use only)

* To be filed by amendment

(b)   Reports on Form 8-K

         A report on Form 8-K dated March 30, 1998 was filed on March 31, 1998 to report that the Company's Board of Directors revoked and rescinded its actions previously taken changing the fiscal year end to December 31 and determined that the Company's fiscal year end shall revert back to August 31. A report on Form 8-K dated May 13, 1998 was filed on May 20, 1998 to report that the Company proposes to engage in a series of transactions to recapitalize the Company and in connection with the preparation of a private placement offering memorandum, the Company has reissued its financial statements as of August 31, 1996 and 1997 and for each of the three years in the period ended August 31, 1997 and, as a result of events occurring subsequent to August 31, 1997, the Company's independent auditors, Deloitte & Touche LLP, have reissued their report on the Company's financial statements as of August 31, 1996 and 1997 and for each of the three years in the period ended August 31, 1997 to include an explanatory paragraph related to the Company's ability to continue as a going concern. A report on Form 8-K dated July 1, 1998 was filed on July 15, 1998 to report that the Company completed a series of transactions intended to recapitalize the Company pursuant to which the Company generated approximately $87.5 million of new equity which resulted in a change in control of the Company.

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

Date:    July 20, 1998