Form 10-Q/A
period 1998-05-31
MEGO MORTGAGE CORP
filed 1998-08-27
CIK 1023334

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q/A


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MAY 31, 1998.

          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                        COMMISSION FILE NUMBER:0-21689


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


     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES/X/NO//


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of August 25, 1998, there were 30,566,667 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

==============================================================================

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

                            MEGO MORTGAGE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                       Nine Months Ended May 31,
                                                                                       -------------------------
                                                                                           1997          1998
                                                                                       -----------   -----------
                                                                                         (thousands of dollars)
Cash Flows From Operating Activities:

 Net income (loss)                                                                      $  10,122    $ (86,700)
                                                                                        ---------    ---------
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Additions to mortgage servicing rights                                                  (5,538)      (3,529)
   Write-off of mortgage servicing rights                                                      --        3,804
   Net unrealized (gain) loss on mortgage related securities                               (5,213)      44,120
   Additions to mortgage related securities                                               (50,185)          --
   Adjustments to mortgage related securities                                                  --        1,869
   Net provisions for estimated credit losses                                               5,018        2,404
   Depreciation and amortization expense                                                      469          844
   Amortization of prepaid debt expense                                                       337        1,142
   Amortization and write-off of prepaid commitment fee                                       513        4,333
   Amortization of mortgage servicing rights                                                1,642        2,903
   Accretion of residual interest on mortgage related securities                           (2,684)      (7,295)
   Payments on mortgage related securities                                                    815          974
   Amortization of mortgage related securities                                                956          790
   Additions to deferred loan fees, net                                                      (325)     (10,826)
   Additions to prepaid debt expenses, net                                                     --       (1,318)
   Additions to prepaid commitment fee, net                                                    --       (2,000)
   Loans originated for sale, net of loan fees                                           (347,661)    (337,050)
   Payments on loans held for sale                                                            164        1,896
   Proceeds from sale of loans                                                            326,617      336,745
   Changes in operating assets and liabilities:
     (Increase) decrease in cash deposits, restricted                                      (1,613)         545
     (Increase) decrease in other assets, net                                              (1,324)       4,664
     Increase in state income taxes payable                                                  (708)        (649)
     Increase in deferred state income tax asset                                               --       (2,157)
     (Decrease) increase in other liabilities, net                                         (3,487)      17,557
                                                                                        ---------    ---------
        Total adjustments                                                                 (82,207)      59,766
                                                                                        ---------    ---------
           Net cash used in operating activities                                          (72,085)     (26,934)
                                                                                        ---------    ---------
Cash Flows From Investing Activities:
 Purchase of property and equipment                                                        (1,477)         (58)
 Proceeds from sale of property and equipment                                                   5           --
                                                                                        ---------    ---------
           Net cash used in investing activities                                           (1,472)         (58)
                                                                                        ---------    ---------

Cash Flows From Financing Activities:
 Proceeds from borrowings on notes and contracts payable                                  309,562      333,899
 Payments on notes and contracts payable                                                 (290,922)    (338,197)
 Proceeds from issuance of subordinated debt, net                                          37,750       38,373
 Proceeds from sale of common stock                                                        20,658           --
 Amortization of premium of subordinated debt                                                  --          (57)
                                                                                        ---------    ---------
           Net cash provided by financing activities                                       77,048       34,018
                                                                                        ---------    ---------

Net Increase in Cash and Cash Equivalents                                                   3,491        7,026

Cash and Cash Equivalents--Beginning of Period                                                443        6,104
                                                                                        ---------    ---------
Cash and Cash Equivalents--End of Period                                                $   3,934    $  13,130
                                                                                        =========    =========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest                                                                             $   1,470    $   4,997
                                                                                        =========    =========
   State income taxes                                                                   $   1,691    $     504
                                                                                        =========    =========

Supplemental Disclosure of Non-Cash Activities:

 Addition to prepaid commitment fee and other liabilities in
   connection with loan sale commitment received                                        $   3,000    $      --
                                                                                        =========    =========
 Increase in deferred federal income tax asset related to Spin-off                      $      --    $   2,354
                                                                                        =========    =========
 Increase in additional paid-in capital related to settlement
   of amount payable related to Spin-off                                                $      --    $   5,284
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

                            MEGO MORTGAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1997 AND 1998

1.  CONDENSED FINANCIAL STATEMENTS

         In the opinion of management, when read in conjunction with the audited Financial Statements for the years ended August 31, 1996 and 1997, contained in the Form 10-K of Mego Mortgage Corporation filed with the Securities and Exchange Commission for the year ended August 31, 1997, the accompanying unaudited Condensed Financial Statements contain all of the information necessary to present fairly the financial position of Mego Mortgage Corporation at May 31, 1998, the results of its operations for the three and nine months ended May 31, 1997 and 1998, the change in stockholders' equity (deficit) for the nine months ended May 31, 1998 and the cash flows for the nine months ended May 31, 1997 and 1998. Certain reclassifications, including the reclassification of commission and selling expenses of $675,000 and $493,000 for the quarters ended May 31, 1997 and 1998, respectively, and $1.9 million and $1.7 million for the nine months ended May 31, 1997 and 1998, respectively, into their component expense categories within general and administrative expenses, have been made to conform prior periods with the current period presentation. On June 1, 1998, $9.5 million of the $13.1 million of cash and cash equivalents shown on the Company's Statement of Financial Condition was utilized to reduce the Company's indebtedness.

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

     The Company has historically operated on a negative cash flow basis. During the years ended August 31, 1996 and 1997 and the six months ended February 28, 1997 and 1998, the Company, primarily due to a substantial increase in loans originated and sold, used $15.3 million, $70.4 million, $39.6 million and $59.5 million of cash, respectively, principally funded from borrowings. As a result of a $32.5 million loss recognized for the six months ended February 28, 1998, and due to the fact that the Company was not in compliance with certain provisions of its warehouse and other debt agreements, the Company was restricted in its ability to incur additional indebtedness. As a consequence of its inability to incur additional indebtedness, the Company was required to reduce substantially its loan originations and to liquidate its portfolio of loans in order to raise cash to operate. In addition, the Company determined to:
(i) seek new financing which resulted, in July 1998, in a recapitalization of the Company (see Note 3) and (ii) change in the manner in which it conducts its operations.

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

         Upon completion of the Recapitalization, Jerome J. Cohen, Robert Nederlander, Herbert B. Hirsch and Don A. Mayerson resigned as directors of the Company and Edward B. "Champ" Meyercord was elected the Company's Chairman of the Board of Directors and Chief Executive Officer. Mr. Meyercord has been a special consultant to the Company since May 1998. City National Bank and Sovereign each have the right to nominate one board member and each may nominate an additional board member if they exercise their Option. The holders of the New Notes and two private investors each have the right to nominate one board member. City National Bank, the holders of the New Notes and one of the two private investors each has nominated one member to the Company's Board of Directors. Sovereign and the other private investor have not exercised their right to nominate a board member but alternatively have exercised their right to have a representative to attend each board meeting. See Item 5 "Other."

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

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
           FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1997 AND 1998

         The Company currently has four significant sources of financing and liquidity: (i) $40.3 million in net proceeds from the sale of Preferred and Common Stock in the Recapitalization; (ii) the Sovereign Warehouse Line of $90.0 million; (iii) a revolving line of credit for up to $25.0 million, less amounts outstanding under repurchase agreements (the "First Revolving Credit Facility") which expires on December 31, 1998; and (iv) a second revolving credit facility for up to $5.0 million which may, under certain circumstances, be increased to $8.8 million (the "Second Revolving Credit Facility"). Each of the First and Second Revolving Credit Facilities are secured by certain of the Company's mortgage related securities. The Flow Purchase Agreement (as defined below) provides the Company with an additional source of liquidity. The Company believes that its financing sources are adequate to meet its current needs.

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

         The Company's then existing warehouse line of credit matured on May 29, 1998 and was repaid, in full, on June 29, 1998. The First Revolving Credit Facility's requirement of: (i) a minimum net worth of $42.5 million which, prior to the Recapitalization, the Company's net worth was a deficit of $27.0 million, and after giving effect to the Recapitalization, net worth was $60.3 million; and (ii) the ratio of debt-to-net worth is not to exceed 2.5:1 which, prior to the Recapitalization, the ratio was incalculable due to the deficit in Stockholders' equity and after giving effect to the Recapitalization, the ratio is 1.7:1. The Second Revolving Credit Facility's requirement of net worth was, prior to the Recapitalization, $22.8 million below the minimum, and after giving effect to the Recapitalization, was $26.9 million above the minimum. The Indenture governing the Old Notes requirements of minimal net worth and a maximum consolidated leverage ratio were incalculable prior to the Recapitalization due to the deficit in Stockholders' equity and, after giving effect to the Recapitalization, net worth exceeded the minimum required by $55.6 million and the consolidated leverage ratio was 1.4:1 which is below the 2:1 maximum.

         Flow Purchase Agreement

         As part of the Recapitalization, the Company entered into a flow purchase commitment (the "Flow Purchase Agreement") with Sovereign Bank, a wholly-owned subsidiary of Sovereign ("Sovereign Bank"), pursuant to which Sovereign Bank has agreed to purchase up to $400.0 million per year of the Company's high loan-to-value loans at specified prices. Up to $200.0 million of the $400.0 million can be loans, the principal amount of which, when added to the outstanding senior debt on the property, will not exceed 125% of the property's market value. Sovereign Bank also has a right of first refusal to acquire certain non-conforming loans originated by the Company at market prices and terms. The Flow Purchase Agreement expires in September 2001.

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1997 AND 1998

Termination of Master Purchase Agreement

         As part of the Recapitalization and concurrent with the execution of the Flow Purchase Agreement with Sovereign, the Company terminated its existing master purchase agreement with a financial institution which had provided for such financial institution to purchase up to $2.0 billion of loans over a five-year period ending in September 2001. In connection with the termination of this master purchase agreement, the remaining unamortized prepaid commitment fees associated with the master purchase agreement, totaling approximately $3.6 million, were written-off and are reflected as a charge to earnings as a loss on the sale of loans in the Company's Statement of Operations.

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

         Summary Pro Forma Financial Data

         The following summary financial data sets forth the assets, liabilities and stockholders' equity (deficit) at May 31, 1998 and as adjusted as of May 31, 1998 to give effect to the Recapitalization:


                                                        ACTUAL        PRO FORMA
                                                     AS OF MAY 31,  AS OF MAY 31,
                                                          1998          1998
                                                     -------------  -------------
                                                         (thousands of dollars)

Assets                                                 $ 121,439    $ 162,081 (1)
Liabilities                                               67,051       57,251 (2)
Subordinated debt                                         80,343       42,843 (3)
Stockholders' equity (deficit)
   Preferred stock                                            --            1 (4)
   Common stock                                              123          306 (5)
   Paid-in capital                                        36,823      124,581 (6)
   Retained earnings (accumulated deficit)               (62,901)     (62,901)
Total stockholders' equity (deficit)                     (25,955)      61,987
Total liabilities and stockholders' equity (deficit)   $ 121,439    $ 162,081

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

                            MEGO MORTGAGE CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
            FOR THE THREE AND NINE MONTHS ENDED MAY 31, 1997 AND 1998

         (2) Represents the payment of principal and interest on the warehouse line, interest on the Old Notes and the payment and adjustment of an amount owed to Mego Financial.

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

4.  WRITE-DOWN OF LOANS HELD FOR SALE

         Pursuant to recourse provisions under certain loan sale agreements, the Company was obligated to repurchase Conventional and Title I Loans with an aggregate principal balance of approximately $15.4 million at May 31, 1998. These loans, which are reflected in the Company's Statement of Financial Condition under Loans Held for Sale, were valued utilizing the Company's estimate of the price to be received upon their final disposition. Based on the estimated price, a lower of cost or market allowance of $4.5 million was recorded for the three month and nine month periods ended May 31, 1998, as a charge to gain (loss) on sale of loans in the Company's Statement of Operations. An additional lower of cost or market allowance of $5.2 million relating to the $13.3 million principal balance of the Company's loans held for sale at May 31, 1998 was recorded for the three month and nine month periods ended May 31, 1998, as a charge to gain (loss) on sale of loans in the Company's Statement of Operations.

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

         As a result of a $32.5 million loss recognized by the Company for the six months ended February 28, 1998, and due to the fact that the Company was not in compliance with certain provisions of its warehouse and other debt agreements, the Company was restricted in its ability to incur additional indebtedness. As a consequence of its inability to borrow additional funds to make new loans, the Company substantially curtailed its loan originations. Loan originations for the three months ended May 31, 1998, February 28, 1998, November 30, 1997 and May 31, 1997 totaled $9.9 million, $111.3 million, $199.9 million and $173.9 million, respectively. From January 1, 1998, when the curtailment of new originations began, until the completion of the Recapitalization on July 1, 1998 (which includes the three months ended May 31, 1998 and three of the months in the nine months ended May 31, 1998), the Company's activities consisted of the liquidation of its portfolio of mortgage loans, the proceeds from which were used to reduce the Company's indebtedness, and the maintenance of its systems and personnel necessary to enable the Company to recommence operations. These matters, among others, raised substantial doubt in the opinion of Deloitte & Touche, the Company's independent auditors, about the Company's ability to continue as a going concern.

         In an effort to accomplish its strategic goals and return itself to a strong financial position, on July 1, 1998, the Company completed its Recapitalization, providing the Company with approximately $87.5 million of new equity. Two strategic partners, City National Bank of West Virginia ("City National Bank") a wholly owned subsidiary of City Holding Company ("City Holding Company"), and Sovereign Bancorp, Inc. ("Sovereign") each purchased 10,000 shares of the Company's newly-designated Series A Convertible Preferred Stock (the "Preferred Stock") at a purchase price of $1,000 per share. City National Bank and Sovereign each have been granted an option, which expires in December 2000, to acquire 6.67 million shares of the Company's Common Stock ("Common Stock") at $1.50 per share (the "Option"). Each share of Preferred Stock is convertible into 666.67 shares of Common Stock, subject to adjustment, 180 days from their date of issuance. The Preferred Stock will be mandatorily converted into Common Stock on the second anniversary of the issuance of the Preferred Stock. City

National Bank and Sovereign each has a right of first refusal to purchase the Company in the event the Company's Board of Directors determines to sell the Company. In addition, other private investors purchased an aggregate of 5,000 shares of Preferred Stock at a purchase price of $1,000 per share and 16.67 million shares of Common Stock at a purchase price of $1.50 per share. An additional 1.6 million shares of Common Stock were issued to the Company's placement agent as the placement agent's fees for the Recapitalization. All of the foregoing sales were made pursuant to private placements.

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

         As part of the Recapitalization, the Company completed its Exchange Offer for any and all of the outstanding $80.0 million principal amount of the Company's Old Notes. Pursuant to the Exchange Offer, the Company issued approximately 37,500 shares of Preferred Stock at an issuance price of $1,000 per share and $41.5 million principal amount of new 12 1/2% Subordinated Notes due 2001 in exchange for approximately $79.0 million of Old Notes. Less than $1.0 million principal balance of the Old Notes remain outstanding. The Company may elect to defease the Old Notes.

         To return the Company to profitability and a strong financial position, the Company has initiated changes in its operations designed to reduce its loan origination costs and implemented measures to place the Company on a cash flow neutral basis for fiscal 1999.

         The Company intends to increase the percentage of loan sales in the secondary market for cash premiums and reduce its historical dependence on securitizations due to the negative cash flow generated by securitizations as a method to sell loans. The Company will also attempt to reduce the acquisition premiums paid to its network of mortgage bankers for Conventional Loans. During the Company's 1997 fiscal year, these cash acquisition premiums totaled $18.0 million or approximately 3.5% of the Company's total loan originations. In addition, the Company is implementing additional cost saving measures beyond its recent internal restructuring which resulted in the reduction of its workforce by approximately 32%.

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

         The Company has historically sold substantially all the loans it originated either through securitizations at a yield below the stated interest rate on the loans, generally retaining the right to service the loans and receiving any amounts in excess of the yield to the purchasers, or through the sale of loans to third-party institutional purchasers in the secondary market. In connection with loan sales, the Company generally sells the loans on a servicing its retained basis at a yield below the stated interest rate on the loans, or on a servicing released basis. Currently, sales on a servicing released basis and some sales on a servicing retained basis are at a premium to their principal balance. In connection with securitizations, certain of the interests in the related securitizations were generally sold to institutional purchasers, with the interest only and residual class securities generally retained by the Company. The Company presently intends to dispose of a majority of its loan originations through loan sales on a servicing retained basis, at a premium, and reduce its historical dependence on securitizations. Loans sold servicing retained will be serviced by City Mortgage Services pursuant to the Flow Servicing Agreement.

         The Company recognizes revenue from gain (loss) on sale of loans, unrealized gain (loss) on mortgage related securities, interest income and servicing income. Interest income, net, represents the interest received on loans in the Company's portfolio prior to their sale, plus accretion of interest related to mortgage related securities, net of interest paid under its credit agreements. The Company continues to service a substantial amount of loans it sold through May 31, 1998. However, during the nine months ended May 31, 1998, $181.6 million principal balance of loans were sold with servicing released. Net loan servicing income represents servicing fee income and other ancillary fees received for servicing loans less: (i) the amortization of capitalized mortgage servicing rights, (ii) and through January 1, 1997, the date of adoption of Statement of Financial Accounting Standards No. 125 ("SFAS 125"), the amortization of excess servicing rights. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income or over the estimated lives of the related loans. As reflected in Note 3 to Notes to Condensed Financial Statements, the Company has entered into the Bulk Servicing and Flow Servicing Agreements pursuant to which it sold its present servicing rights and up to an additional $1.0 billion of future loan servicing to City Mortgage Services as part of the Recapitalization.

         Gain (loss) on sale of loans includes the gain on sale resulting from securitizations and loan sales. The gain on sale in securitization transactions is determined by an allocation of the cost of the securities based on the relative fair values of the interests sold and the interests retained. The Company's retained interests are referred to as "mortgage related securities." From a securitization, the Company generally retains a residual interest mortgage related security and may retain an interest only strip mortgage related security. The Company carries its mortgage related securities at their estimated fair value. Included in the Company's mortgage related securities is the estimated fair value of prepayment penalties (where applicable) the Company anticipates it will receive from borrowers who repay their loan within a specified period (generally within three years) after the loan is made. The fair value of these mortgage related securities is the present value of the anticipated net cash flows to be received after considering the effects of anticipated prepayments and credit losses and, where applicable, net of estimated FHA insurance recoveries on Title I Loans. The net unrealized gain
(loss) on mortgage related securities represents the difference between the allocated cost basis of the securities and their estimated fair value.

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

         During the three months ended November 30, 1997, the Company experienced voluntary prepayment activity and delinquencies with respect to its securitized Conventional Loans, which substantially exceeded the levels, that had been assumed for the applicable time frame. As a result of this increase, the Company adjusted the assumptions previously utilized in calculating the carrying value of its mortgage related securities as of November 30, 1997. The application of these revised assumptions to the Company's portfolio of Conventional Loans backing its mortgage related securities caused the Company to adjust the carrying value of such securities by approximately $10.2 million at November 30, 1997. Additional negative adjustments of approximately $3.9 million to the carrying value of mortgage related securities backed by Title I Loans and other sales were also recognized during the three months ended November 30, 1997, due to higher levels of defaults and prepayments than had been previously anticipated. After calculating the effect of accretion of interest, amortization of residuals and increased prepayment penalty fees, the carrying value of the Company's mortgage related securities was reduced to $94.3 million as of November 30, 1997 from $106.3 million as of August 31, 1997. As a result of, among other things, the application of the revised prepayment and loss assumptions, the Company recorded a $14.1 million charge to earnings during the three months ended November 30, 1997.

         Based on, among other things, continued higher than anticipated levels of delinquencies, the Company's loss assumptions were further modified as of May 31, 1998. On a cumulative basis, the new loss assumptions assume aggregate losses of approximately 14.5% of the original portfolio loan balance as compared to approximately 9% under the Company's prior model, which had been implemented in the three month period ending November 30, 1997.

         In addition, the Company has elected to use a voluntary prepayment curve which ramps from a 4.5% annualized rate in month one to a 15.25% annualized rate in month 12. The annualized rate reaches 18.75% in month 18, where the prepayment speed remains constant until month 36. At that point, the prepayment speed declines by 0.5% per month until it reaches 15.25% in month 43, where it remains for the remaining life of the portfolio. The prepayment assumption is exclusive of regularly scheduled principal and interest payments on the loans.

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

         The Company has revised its assumptions based on information from a variety of sources including, among other things, the Company's experience with its own portfolio of loans, pertinent information from a variety of market sources and consultations with its financial advisors. However, the Company has not obtained an independent evaluation of the assumptions utilized in calculating the carrying value of its mortgage related securities for any period subsequent to August 31, 1997. In the three and nine months ended May 31, 1998, taken as a whole, negative adjustments of approximately $27.4 million and $40.5 million, respectively, were recognized. See Note 5 to Notes to Condensed Financial Statements.

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

         The percentage of gain on sale of loans can vary for several reasons, including the relative amounts of Conventional and Title I Loans, each of which type of loan has different (i) estimated prepayment rates, (ii) weighted-average interest rates, (iii) weighted-average maturities and (iv) estimated future delinquency and default rates. Historically, the gain on sale of loans sold through securitizations has been much higher than the gain on the sale of loans in the secondary market. However the Company intends to reduce the use of securitizations as a method to dispose of loans in the future because of the negative cash flow associated with this method of selling loans.

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

(5) On Title I Loans, a loss is recognized upon receipt of payment of a claim or final rejection thereof. Claims paid in a period may relate to a claim filed in an earlier period. Since the Company commenced its Title I lending operations in March 1994, there has been no final rejection of a claim by the FHA. The aggregate losses on liquidated Title I Loans related to 1,101 Title I insurance claims made by the Company, as servicer, since commencing operations through May 31, 1998. Losses on Title I Loans liquidated will increase as the balance of the claims are processed by HUD. The Company has received an average payment from HUD equal to 90% of the outstanding principal balance of such Title I Loans, plus appropriate interest and costs.

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

         As part of the Recapitalization, the Company entered into the Bulk Servicing Agreement with City Mortgage Services pursuant to which the Company sold its existing mortgage servicing rights to City Mortgage Services. The terms of the Bulk Servicing Purchase Agreement provide for a cash purchase price equal to 90% of the book value of such rights at the date of actual transfer. The Company estimates proceeds from the sale of approximately $6.3 million and that it will incur a loss on this transaction of approximately $703,000 which is recorded as a charge to earnings in the Company's Statement of Operations. Additionally, the Company and City Mortgage Services have entered into an agreement for City Mortgage Services to service all of the Company's new mortgage loans originated after the Recapitalization held for sale by the Company or sold on a servicing retained basis. The Company has an option, contingent, among other things, upon delivery to City Mortgage Services of servicing on $1.0 billion of additional loans, to purchase up to a 20% equity position in a new entity to be created if City National Bank determines to spin-off its City Mortgage Services division. Upon completion of the transfer of servicing to City Mortgage Services, the Company anticipates eliminating substantially its entire collections and claims staff.

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

         Certain loan sale transactions require the subordination of certain cash flows payable to the Company to the payment of scheduled principal and interest due to the loan purchasers. In connection with certain of such sale transactions, a portion of amounts payable to the Company from the excess interest spread between the higher interest rate of the loan and the lower yield paid to the loan purchaser is required to be maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the reserve account until a specified percentage of the principal balances of the sold loans is accumulated therein. Excess interest spread payable to the Company is subject to being utilized first to replenish cash paid from the reserve account to fund shortfalls in collections of interest from borrowers who default on the payments on the loans until the Company's deposits into the reserve account equal the specified percentage. The excess interest required to be deposited and maintained in the respective reserve accounts is not available to support the cash flow requirements of the Company. At May 31, 1998, amounts on deposit in such reserve accounts total $6.3 million.

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

         The combined gain (loss) on sale of loans and net unrealized gain
(loss) on mortgage related securities resulted in a loss of $44.7 million during the three months ended May 31, 1998 as compared to a gain of $15.5 million during the three months ended May 31, 1997. The Company's downward valuation adjustment of $23.2 million, at May 31, 1998, in the fair value of the Company's mortgage related securities, is the result of changes in (i) the prepayment and loss assumptions utilized by the Company in calculating the anticipated cash flow to be received from the mortgage loans backing such securities; and (ii) write downs of an aggregate of $9.7 million to reduce to the lower of cost or market the remaining $13.3 million principal amount of the Company's mortgage loans held for sale at May 31, 1998 and approximately $15.4 million principal amount of mortgage loans the Company was obligated to repurchase at May 31, 1998 under the recourse provisions of certain loan sale agreements. The lower of cost or market adjustment was based on the Company's estimate of the proceeds to be received when these loans are sold. See Note 4 of Notes to Condensed Financial Statements.

         In addition, the Company's gain (loss) on the sale of loans was substantially lower in the three months ended May 31, 1998 as compared to the three months ended May 31, 1997. In the three months ended May 31, 1997, the Company's loans were sold in securitizations, which generated substantially higher gains than loan sales in the secondary market, the method of disposition of loans the Company used in the three months ended May 31, 1998. As part of the Company's strategic initiatives, it intends to increase loan sales in the secondary market for cash and to decrease its historical reliance on securitizations to sell loans. The sale of loans in a securitization generates substantial negative cash flow.

         Loan servicing income, net, decreased $2.1 million to a loss of $1.4 million during the three months ended May 31, 1998 from income of $726,000 during the three months ended May 31, 1997. The decrease was the result of adjustments in the third quarter totaling approximately $2.3 million for loan prepayment penalties, changes in the parameters of the serviced portfolio including its weighted-average coupon, weighted-average maturity and delinquency rates and a loss of $703,000 on the sale of servicing rights to City Mortgage Services although the servicing portfolio increased to $546.2 million at May 31, 1998 from $516.4 million at May 31, 1997. See Note 6 of Notes to Condensed Financial Statements.

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

         The net provision for credit losses decreased $4.0 million to $108,000 for the three months ended May 31, 1998 from of $4.1 million for the three months ended May 31, 1997. The decrease in the provision was directly related to the decrease in the volume of loans originated and the ratio of Conventional Loans to Title I Loans originated during the three months ended May 31, 1998, compared to the three months ended May 31, 1997, and a change in the Company's business strategy to focus on loan sales in the secondary market on a non-recourse basis rather than securitizations to sell loans. An allowance for credit losses is not established on loans sold through securitizations or on whole loan sales on a servicing released basis, because the Company typically does not have recourse obligations for credit losses on loans sold in a securitization. Estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its mortgage related securities. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values and estimated FHA insurance recoveries on Title I Loans originated and sold.

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

         Net revenues (losses) were $56.5 million during the nine months ended May 31, 1998 compared with revenues of $37.8 million during the nine months ended May 31, 1997. The decrease was primarily the result of the downward valuation adjustment to the Company's mortgage related securities which is reflected in net unrealized gain (loss) on mortgage related securities, the change in business strategy to focus on loan sales for cash premiums rather than securitization to sell loans, and the lower of cost or market adjustment on the Company's portfolio of loans which is reflected in the gain (loss) on sale of loans. The lower of cost or market adjustment was based on the Company's estimate of the proceeds to be received when these loans are sold. See Note 5 of Notes to Condensed Financial Statements.

         The combined gain (loss) on sale of loans and net unrealized gain
(loss) on sale of mortgage related securities resulted in a loss of $59.7 million during the nine months ended May 31, 1998 from a gain of $33.9 million during the nine months ended May 31, 1997. The decrease was primarily due to the change in business strategy to focus on loan sales for cash premiums rather than securitizations to sell loans, and a change in assumptions on voluntary prepayment speeds, defaults and the discount rate utilized by the Company in calculating the carrying value of its mortgage related securities and determining the gain (loss) on loan sales. See Note 5 of Notes to Condensed Financial Statements.

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

         The net provision for credit losses decreased $2.6 million to $2.4 million for the nine months ended May 31, 1998 from $5.0 million for the nine months ended May 31, 1997. The decrease in the provision was directly related to the decrease in the volume of loans originated and the ratio of Conventional Loans to Title I Loans originated during the nine months ended May 31, 1998 compared to the nine months ended May 31, 1997, and to focus on loan sales rather than securitizations to sell loans. An allowance for credit losses is not established on loans sold through securitizations or on loan sales on a servicing released basis, because the Company typically does not have recourse obligations for credit losses on loans sold in a securitization. Estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its mortgage related securities. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on Title I Loans originated and sold.

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

         As a result of the foregoing, the Company incurred a net loss of $86.7 million for the nine months ended May 31, 1998 compared to net income of $10.1 million for the nine months ended May 31, 1997.

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

         Cash and cash equivalents were $13.1 million at May 31, 1998 compared to $6.1 million at August 31, 1997. On June 1, 1998, $9.5 million of the $13.1 million of the Company's cash and cash equivalents was utilized to reduce the Company's indebtedness to its warehouse lender. The warehouse loan, which matured on May 29, 1998, was repaid in full on June 29, 1998. The Company's liquidity is primarily used to originate loans, pay operating and interest expenses, to fulfill over-collateralization requirements related to the securitization of loans, if any, and make deposits to reserve accounts related to loan sale transactions. Prior to the Recapitalization, loan originations were initially funded principally through the Company's warehouse line pending the sale of loans in the secondary market or in securitizations. Substantially all of the loans originated by the Company are sold. The warehouse line is repaid primarily from the proceeds from the sale of the loans collateralizing the line in the secondary market or in securitizations. The Company resumed the origination of new loans on July 1, 1998. The Company's cash requirements require continued access to sources of debt financing and sales of loans in the secondary market.

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

         Exchange Offer

         As part of the Recapitalization, the Company completed its Exchange Offer for any and all of the outstanding $80.0 million principal amount of the Company's Old Notes. Pursuant to the Exchange Offer, the Company issued approximately 37,500 shares of Preferred Stock at an issuance price of $1,000 per share and $41.5 million principal amount of new 12 1/2% Subordinated Notes due 2001 in exchange for approximately $79.0 million of Old Notes. Less than $1.0 million of the Old Notes remain outstanding. The Company may elect to defease the Old Notes by tendering the amount required to the Indenture trustee.

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

         In the ordinary course of business, the Company makes representations and warranties to the purchasers of mortgage loans and the related servicing rights regarding compliance with laws, regulations and program standards and as to accuracy of information. Under certain recourse provisions, the Company may become liable for certain damages or may be required to repurchase a loan if there has been a breach of representations or warranties. Pursuant to recourse provisions under certain whole sale agreements, the Company was obligated to repurchase Conventional and Title I loans with an aggregate principal balance of approximately $15.4 million at May 31, 1998. These loans, which are reflected in the Company's Statement of Financial Condition under Loans Held for Sale, were valued utilizing the Company's estimate of the price to be received upon their final disposition. Based on the estimated price, a lower of cost or market allowance of $4.5 million was recorded for the nine months ended May 31, 1998, as a charge to gain (loss) on sale of loans in the Company's Statement of Operations. An additional lower of cost or market allowance of $5.2 million relating to the $13.3 million principal balance of the Company's loans held for sale at May 31, 1998 was recorded for the three and nine month periods ended May 31, 1998, as a charge to gain (loss) on sale of loans in the Company's Statement of Operations.

         Until the Company begins to operate on a positive cash flow basis, the Company expects to pay its monthly operating expenses out of the proceeds of the Recapitalization.

         At May 31, 1998, no commitments existed for additional material capital expenditures. The Company, however, may be obligated to pay 101% of the principal amount of the Old Notes in connection with an optional redemption of those notes. Less than $1.0 million principal balance of Old Notes remains outstanding. In addition, the Company expects to incur additional costs in connection with the implementation of its revised business strategy. Specifically, the Company anticipates that it may need to hire additional personnel in order to carry out its strategic plan. The hiring of such additional personnel would require the Company to incur additional expenses.

         Net cash used in the Company's operating activities for the nine months ended May 31, 1997 and 1998 was $72.1 million and $26.9 million, respectively. During the nine months ended May 31, 1997 and 1998, the Company used net cash of $1.5 million and $58,000, respectively, in investing activities, which was substantially expended for office equipment and furnishing and data processing equipment. During the nine months ended May 31, 1997 and 1998, cash provided by financing activities amounted to $77.0 million and $34.0 million, respectively.

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

May 31, 1998 compared to August 31, 1997

         Cash and cash equivalents increased 115.1% to $13.1 million at May 31, 1998 from $6.1 million at August 31, 1997 primarily as a result of the sale of loans in process as of May 31, 1998. On June 1, 1998, approximately $9.5 million of the $13.1 million cash and cash equivalents at May 31, 1998, was paid to the Company's warehouse lender on June 1, 1998. The warehouse line which was repaid, in full, on June 29, 1998, matured on May 31, 1998.

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

         Mortgage servicing rights decreased $3.2 million to $6.3 million at May 31, 1998 from $9.5 million at August 31, 1997 due to downward adjustments of the servicing rights of approximately $1.1 million and to establishing an allowance for a 10% discount on the sale of servicing rights to City Mortgage Services. See Note 6 to Notes to Condensed Financial Statements.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 23, 1998, an action was filed in the United States District Court for the Northern District of Georgia by Robert J. Feeney, as a purported class action against the Company and Jeffrey S. Moore, then the Company's President and Chief Executive Officer. The complaint alleges, among other things, that the defendants violated the federal securities laws in connection with the preparation and issuance of certain of the Company's financial statements. The named plaintiff seeks to represent a class consisting of purchasers of the Common Stock between April 11, 1997 and December 18, 1997, and seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the court may deem just and proper. The Company believes it has meritorious defenses to this lawsuit, adequate insurance and that any resolution of this lawsuit will not have a material adverse effect on the business or financial condition of the Company.

         On or about June 30, 1998, the suit was amended to include Mego Financial, the former parent of the Company, as a defendant.

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

         Mr. James L. Belter, Executive Vice President, CFO and Treasurer has agreed to terminate his prior employment contract with the Company and has executed a term sheet for the basis of a new employment contract with the Company.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT NUMBER                                              DESCRIPTION
--------------                                              -----------
      10.78*         Preferred Stock Purchase Agreement dated as of June 9, 1998 between City National Bank of West Virginia and Mego Mortgage Corporation
      10.79*         Stock Option Agreement dated as of June 29, 1998 by Mego Mortgage Corporation in favor of City National Bank of West Virginia
      10.80          Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and
                     City National Bank of West Virginia
      10.81*         Bulk Servicing Purchase Agreement dated as of June 26, 1998 between City National Bank of
                     West Virginia and Mego Mortgage Corporation
      10.82*         Servicing Agreement dated as of June 26, 1998 between Mego Mortgage Corporation and City
                     Mortgage Services
      10.83*         Subservicing Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and City
                     Mortgage Services
      10.84          City Mortgage Services Option Agreement dated as of June 29, 1998 between City National Bank of West Virginia and Mego Mortgage Services
      10.85*         Right of First Refusal Agreement dated as of June 29, 1998 among City National Bank of West
                     Virginia, Sovereign Bancorp, Inc. and Mego Mortgage Corporation
      10.86*         Preferred Stock Purchase Agreement dated as of June 9, 1998 between Mego Mortgage Corporation and Sovereign Bancorp, Inc.
      10.87*         Stock Option Agreement Dated as of June 29, 1998 by Mego Mortgage Corporation in favor of
                     Sovereign Bancorp, Inc.
      10.88          Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation in favor of Sovereign Bancorp, Inc.
      10.89+         Participation Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and
                     Sovereign Bank
      10.90+         Master Mortgage Loan Purchase Agreement dated as of June 29, 1998 between Sovereign Bank and
                     Mego Mortgage Corporation
      10.91          Form of Custodian Agreement dated as of June 29, 1998 among Sovereign Bank, State Street Bank and
                     Trust Company and Mego Mortgage Corporation
      10.92          Common Stock  Purchase  Agreement  dated as of June 9, 1998 between Mego Mortgage Corporation and Emanuel J. Friedman
      10.93          Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and
                     Emanuel J. Friedman
      10.94          Indenture dated as of June 29, 1998 between Mego Mortgage Corporation and American Stock Transfer
                     & Trust Company, as Trustee
      10.95          Form of Note issued pursuant to Indenture dated as of June 29, 1998 between Mego Mortgage
                     Corporation and American Stock Transfer & Trust Company, as Trustee




      10.96          Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and
                     Friedman, Billings, Ramsey & Co., Inc., as placement agent
      10.97          Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and
                     Friedman, Billings, Ramsey & Co., Inc., as placement agent
      10.98          Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
                     of Mego Mortgage Corporation
      10.1A*         Co-Sale Agreement dated as of June 29, 1998 among Mego Mortgage Corporation, Emanuel J.
                     Friedman, Friedman, Billings, Ramsey & Co., Inc., City National Bank of West Virginia and
                     Sovereign Bancorp, Inc.
      10.2A          Employment Agreement dated June 23, 1998 between Mego Mortgage Corporation and Edward B.
                     "Champ" Meyercord
      27.1*          Financial Data Schedule (for SEC use only)

* Incorporated by reference to Quarterly Report on Form 10-Q filed on July 20, 1998.

+     Confidential treatment has been requested with respect to portions of these exhibits. Such portions have been omitted and filed separately with the Commission.

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

Date:    August 26, 1998