Form 10-K
period 1998-08-31
MEGO MORTGAGE CORP
filed 1998-12-16
CIK 1023334

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM      TO

                         COMMISSION FILE NUMBER 0-21689

                           MEGO MORTGAGE CORPORATION
        (Exact name of registrant as specified in governing instrument)

                                                         88-0286042
         (State of organization)              (IRS Employer Identification No.)

               1000 PARKWOOD CIRCLE, SUITE 500 ATLANTA, GA 30339
              (Address of Principal Executive Offices -- Zip Code)

       Registrant's telephone number, including area code: (770) 952-6700

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

           TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------            -----------------------------------------
      Common Stock, $.01 per share                 Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing sale price on the Nasdaq Stock Market) on December 12, 1998 was approximately $8,414,112. As of December 12, 1998, there were 30,566,667 shares of common stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           MEGO MORTGAGE CORPORATION

                               TABLE OF CONTENTS

                                                                   PAGE
ITEM NO.                                                           NO.
--------                                                           ----
PART I
 1.  Business....................................................     1
 2.  Properties..................................................    22
 3.  Legal Proceedings...........................................    22
 4.  Submission of Matters to a Vote of Security Holders.........    23

PART II
 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters.......................................    24
 6.  Selected Financial Data.....................................    25
 7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations.................................    28
 8.  Financial Statements and Supplementary Data.................    54
 9.  Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure..................................    54

PART III
10.  Directors and Executive Officers of the Registrant..........    55
11.  Executive Compensation......................................    57
12.  Security Ownership of Certain Beneficial Owners and
       Management................................................    60
13.  Certain Relationships and Related Transactions..............    61

PART IV
14.  Exhibits, Financial Statements, Schedules and Reports on
       Form 8-K..................................................    65

                                     PART I

ITEM 1.  BUSINESS

     This Annual Report contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of the Company, including statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." These forward-looking statements involve certain risks and uncertainties. There can be no assurance that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: (i) competitive pressures in the contract staffing and outsourcing industries; (ii) management and integration of the operations of acquired businesses; (iii) the Company's business and growth strategies and (iv) general economic conditions, including the ability to recruit staff.

GENERAL

     Mego Mortgage Corporation (the "Company") is a specialized consumer finance company that funds, purchases, makes and sells consumer loans secured by deeds of trust on single-family residences. Historically, the Company retained the right to service a substantial portion of the loans it has sold. The Company's borrowers generally do not qualify for traditional "A" credit mortgage loans. Typically, their credit histories, income or other factors do not conform to the lending criteria of government-chartered agencies (including GNMA, FNMA, FHLMC) that traditional lenders rely on in evaluating whether to make loans to potential borrowers.

     The Company's loan products are:

     - Home Equity loans that typically are secured by first liens, and in some cases by second liens, on the borrower's residence. In making Home Equity loans, the Company relies primarily on the appraised value of the borrower's residence. The Company determines the loan amount based on the loan-to-value ratio and the creditworthiness of the borrower. These loans generally are used to purchase single-family residences and refinance existing mortgages.

     - Equity + loans that are based on the borrowers' credit. These loans typically are secured by second liens on the borrowers' primary residences. The initial amount of an Equity + loan, when added to other outstanding senior or secured debt on the residence, resulted in a combined loan-to-value ratio that averaged 112% during fiscal 1997 and 1998. The loan-to-value ratio on these loans may be as high as 125%. These loans generally are used to consolidate debt and make home improvements.

     The Company funds loans originated by its network of pre-approved mortgage brokers which numbered over 169 mortgage brokers as of August 31, 1998. These brokers submit loan packages to the Company which in turn funds loans made to approved borrowers. The loans are made directly by the Company to the borrower. Historically, the Company has produced substantially all of its loans by purchasing previously closed loans from approved mortgage bankers and other financial intermediaries and purchasing closed Title I loans from its network of home improvement contractors. All loans produced by the Company are underwritten and graded by the Company's personnel. The Company's current operating strategy is to sell substantially all of the loans it produces for cash to institutional purchasers. The Company currently does not intend to produce a material amount of Title I loans in the future.

     The Company's loans are primarily produced by its wholesale division and, to a lesser extent, is retail division. The wholesale division funds loans originated by a network of pre-approved mortgage brokers. The wholesale division also underwrites and purchases closed loans sometimes at a premium to their principal amount from a nationwide network of independent mortgage bankers and other qualified financial intermediaries. To diversify its loan production channels, the Company, through its retail division, currently intends to resume making direct-to-consumer loans during fiscal 1999. The retail division makes loans directly to consumers charging fees to the borrower that are expected to offset the Company's total cost of making the loan.

     The Company historically has sold, in securitization transactions, a substantial majority of the loans it produces on servicing-retained basis (which means the Company retains the right to service the loans and receives an annual fee based on a fractional percentage of the outstanding principal balance of the loans). Generally, sales on a servicing released basis (which means the servicing on the loan is sold or "released" to the purchaser of the loan) and some sales on a servicing retained basis are at a premium to the principal amount of the loan. For additional details on the sale of loans in securitization transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitization Transactions."

     The Company, during fiscal 1996 and 1997 and the first four months of fiscal 1998, substantially expanded its operations. During these periods the Company's loan production was $139.4 million (fiscal 1996), $526.9 million (fiscal 1997) and $268.5 million (first four months of fiscal 1998). As the Company expanded its business, the general and administrative expenses required to support the expansion also increased from $11.8 million in fiscal 1996 to $23.8 million in fiscal 1997 and $13.8 million in the first four months of fiscal 1998. As a percentage of the total principal amount of loans produced, general and administrative expenses during these periods represented 8.5% in fiscal 1996, 4.5% in fiscal 1997 and 5.2% in the first four months of fiscal 1998.

     Prior to January 1998, a substantial majority of the Company's loan production was sold in securitization and similar transactions. The sale of loans in securitization transactions typically results in negative cash flow because the cash proceeds from the sale of the loans in a securitization transaction is substantially less than the Company's total cost of producing the loans sold. The combination of negative cash flow from the sale of loans in securitization transactions and the level of general and administrative expenses caused the Company, historically, to operate on a substantial negative cash flow basis.

     During fiscal 1996 and 1997 and the six months ended February 28, 1998, the Company used $12.4 million, $72.4 million and $59.5 million of cash used in operations, respectively. The cash was principally funded from the sale of $20.0 million of common stock and $40.0 million of subordinated debt in November 1996 and $40.0 million principal amount of subordinated debt in October 1997, as well as its warehouse line of credit and other borrowings.

     As a result of a $11.7 million loss in the Company's first quarter of fiscal 1998 and continuing cash flow deficits, the Company violated certain provisions of its old warehouse line. The warehouse lender requested in February 1998 that the Company, in order to avoid a default, repay a significant portion of the principal balance of the line. Since a default on the warehouse line would have triggered, among other things, a default on the Company's $80.0 million principal amount of outstanding Old Notes, the Company agreed to periodically reduce the outstanding balance of the old warehouse line from $55.0 million and the Company repaid the balance on June 29, 1998.

     To generate cash to reduce the outstanding amount of the warehouse line and continue to operate, the Company began to liquidate, through sales for cash, its mortgage loan portfolio and explore a number of alternatives to locate new capital. In addition, because the old warehouse line was used to fund loans produced by the Company prior to their sale, the Company greatly curtailed its loan production beginning in January 1998. The cash received from the Company's sale of loans was used to pay down the old warehouse line and other Company borrowings and to pay general and administrative expenses to retain personnel and maintain the Company's operations while it sought to locate new capital. These matters, among others, raised substantial doubt in the opinion of the Company's independent auditors, with respect to the Company's ability to continue as a going concern.

THE RECAPITALIZATION

General

     The Company has historically operated on a negative cash flow basis primarily due to substantial increases in loan production and general and administrative expenses used to support the expansion of the Company's operations and the significant negative cash flow from the Company's sale of a substantial majority of its loan production in securitization transactions.

     Continuing deficits in cash flow combined with a $32.5 million loss recognized by the Company for the three months ended November 30, 1997 and a $32.5 million loss recognized for the Company for the six months ended February 28, 1998 resulted in the Company's violation of certain covenants contained in agreements with its warehouse lender and some of its other lenders. From January 1998, when the Company violated these covenants with its lenders, until the completion of the recapitalization on July 1, 1998, the Company's principal activities consisted of liquidating its portfolio of loans to reduce the Company's borrowings, maintaining the systems and personnel necessary to enable the Company to resume operations and exploring alternatives to raise new capital.

Private Placements

     In an effort to resume operations, the Company explored a number of alternatives to raise new capital. These activities resulted in the Company's recapitalization, completed on July 1, 1998, which provided the Company with approximately $84.5 million of new equity. Two strategic partners, City National Bank and Sovereign Bancorp, each purchased 10,000 shares of the Company's newly designated Series A convertible preferred stock at a price of $1,000 per share. In addition, City National Bank and Sovereign Bancorp were each granted an option, which expires in December 2000, to acquire 6.67 million shares of common stock at a price of $1.50 per share. City National Bank and Sovereign Bancorp each has a right of first refusal to purchase the Company in the event the Company's board of directors determines to sell the Company. In addition, one other private investor purchased an aggregate of 5,000 shares of Series A Convertible preferred stock at a purchase price of $1,000 per share and several other investors purchased an aggregate of

16.67 million shares of common stock at a purchase price of $1.50 per share. An additional 1.6 million shares of common stock were issued to Friedman, Billings, Ramsey & Co., Inc. ("FBR") as the placement agent's fees for the recapitalization. In addition, the Company has paid FBR an advisory fee of $416,667 in connection with the recapitalization and reimbursed FBR for out-of-pocket expenses of approximately $250,000. These sales were made pursuant to private placements.

     The proceeds from the recapitalization were approximately $50.0 million. Approximately $5.1 million was used to pay interest on the Company's outstanding subordinated notes, $2.4 million was used to retire the old warehouse line, $1.6 million was used for the payment of loan and management fees and other miscellaneous charges due to Mego Financial, and approximately $428,000 was used for the payment of a portion of the costs of the recapitalization. The balance will be used to fund, purchase and make new loans and for general and administrative expenses and other corporate purposes.

Exchange Offer

     As part of the recapitalization, the Company completed an exchange offer (the "Exchange Offer") of 12 1/2% subordinated notes due 2001 (the "Current Notes") and preferred stock for any and all of the outstanding $80.0 million principal amount of the Company's 12 1/2% subordinated notes due 2001 (the "Old Notes"). Pursuant to the Exchange Offer, the Company issued approximately 37,500 shares of Series A convertible preferred stock at a price of $1,000 per share and $41.5 million principal amount of Current Notes in exchange for approximately $79.0 million principal amount of the Old Notes. The Company completed the purchase of all of the remaining Old Notes on October 1, 1998.

Management

     Upon completion of the recapitalization, Jerome J. Cohen, Robert Nederlander, Herbert B. Hirsch and Don A. Mayerson resigned as directors of the Company and Edward B. "Champ" Meyercord was elected the Company's Chairman of the board of directors and Chief Executive Officer. Mr. Meyercord has been a special consultant to the Company since May 1998. In addition, City National Bank and Sovereign Bancorp each were granted the right to appoint one member to the Company's board of directors and have the right to appoint an additional board member if they exercise their option to purchase additional shares of common stock. Upon completion of the recapitalization, David J. Vida, Jr. was appointed to the board of directors at the request of City National Bank. Three private investors each have the right to appoint one board member. Wm. Paul Ralser was appointed to the board of directors at the request of an ad hoc committee of holders of the Old Notes, and Hubert J. Stiles, Jr. was appointed to the board of directors at the request of one of the two private investors. Sovereign Bancorp and the other private investor have not exercised their right to appoint a board member, but have exercised their right to have a representative attend each board meeting. On August 14, 1998, Jeffrey S. Moore resigned as President of the Company. Effective September 1, 1998, Mr. Ralser was elected the President and Chief Operating Officer of the Company.

Transactions with Strategic Partners

     As part of the recapitalization, the Company and each of Sovereign Bancorp and City Holding Company entered into the following agreements (some of which are described earlier in the prospectus) that the Company believes will provide liquidity and increase the efficiency of the Company's operations:

     - Sovereign Bancorp and City National Bank each purchased 10,000 shares of Series A convertible preferred stock at a price of $1,000 per share

     - Sovereign Bancorp agreed to provide the Company up to $90.0 million in borrowings under the Sovereign Warehouse Line to fund its loan production prior the sale of the loans

     - Sovereign Bancorp agreed to purchase up to $100.0 million of the Company's loans per quarter and has a right of first refusal to purchase all other loans produced by the Company

     - City National Bank purchased the Company's existing mortgage servicing rights

     - City Mortgage Services agreed to service all of the Company's mortgage loans held for sale and loans sold on a servicing retained basis by the Company

     - Sovereign Bancorp and City National Bank were each granted an option to purchase 6.67 million shares of common stock at a price of $1.50 per share

     - Sovereign Bancorp and City National Bank each has a right of first refusal to purchase a controlling voting interest or a majority of the Company's assets if the board of directors determines to sell the Company

     - City National Bank has appointed, and Sovereign Bancorp has the right to appoint, one member to the board of directors. Each has the right to appoint an additional member to the board of directors if they exercise their option to purchase shares of common stock

STRATEGIC INITIATIVES

     Our strategic initiatives have been substantially impacted by recent events in the capital markets and their effect on the specialty finance industry. There has been a significant reduction in the number of institutions willing to provide warehouse facilities to mortgage lenders producing home equity and high loan-to-value loans. Additionally, there has been a reduction in the number of buyers of senior interests issued in securitization transactions backed by home equity and high loan-to-value loans, and a concurrent increase in the yield (and a reduction in the price) demanded by such buyers on the senior interests they purchase. Finally, the number of institutional investors acquiring loans similar to the Company's Home Equity and Equity + loans has declined, along with the premiums, if any, these investors are willing to pay for these loans. These events have substantially reduced the liquidity available to companies in our business to make new loans. With these events in mind, we have redefined our strategic initiatives.

     OUR PRIMARY FOCUS WILL BE IN PRODUCING HOME EQUITY LOANS. We anticipate reducing our reliance on Equity + loans with high loan-to-value ratios and significantly increasing the percentage and amount of our business devoted to the production of Home Equity loans by expanding our network of brokers and bankers and acquiring other companies that produce Home Equity loans. The Company will produce Home Equity loans solely for sale for cash, generally at premiums to their principal amounts, to institutional purchasers in the secondary market without recourse for credit losses or risk of prepayment. Based on our experience in the industry, we believe that currently there are more buyers for Home Equity loans than for Equity + loans.

     DUAL PRODUCTION PLATFORMS SHOULD LOWER OUR TOTAL LOAN PRODUCTION COSTS. While pursuing our broker and mortgage banker wholesale loan programs, we intend to pursue loan production on a retail (direct-to-consumer) basis. Although a retail loan platform is relatively expensive, we expect it to produce loans at a lower cost than our wholesale platform. When the Company makes a loan directly to a consumer, it typically receives loan fees and it avoids any premium due when the Company purchases a loan from its network of mortgage bankers. The Company expects its dual loan production platform strategy to lower its overall cost of producing mortgage loans and improve its cash flow.

     THE COMPANY INTENDS TO INCREASE PRODUCTION BY ACQUIRING OTHER MORTGAGE LENDING COMPANIES. The Company intends to increase its loan production significantly by acquiring companies that produce mortgage loans. Because the Company raised cash in the recapitalization, it expects the current lack of liquidity available to companies in the industry to create opportunities for the Company in this area. In December 1998, the Company entered into an agreement to purchase certain assets of LL Funding Corp. This acquisition, which is subject to customary closing conditions, is expected to close in early 1999. There can be no assurance that the acquisition of LL Funding Corp. will be consummated in early 1999, or at all.

     SELLING LOANS FOR CASH WILL BE THE COMPANY'S PRIMARY METHOD OF LOAN DISPOSITION. The Company intends to sell substantially all of the loans it produces for cash to institutional purchasers in the secondary market as our primary loan disposition strategy. The Company expects this method of loan sales to generate positive cash flow, because Home Equity and Equity + loans can generally be sold for more than their principal amount. To this end, we are expanding the number of institutions with which it has loan purchase and sale relationships. The Company does not anticipate selling its loans in securitization transactions. Securitization transactions tend to result in negative cash flow, because the initial cash proceeds to the Company are less than the Company's total cost of producing the loans to be sold.

     THE COMPANY INTENDS TO CONTINUE TO IMPLEMENT COST SAVING MEASURES. We are continuing an internal restructuring, which has resulted in a reduction of our workforce from a peak of 475 employees in January 1998 to 134 employees as of August 31, 1998 and 63 employees as of December 1, 1998. This reduction and other cost saving measures the Company has taken, have significantly reduced our monthly recurring general and administrative expenses from approximately $2.7 million in June 1998 (the month prior to completion of the recapitalization) to approximately $800,000 in November 1998. In addition, the Company has reduced by $4.7 million the annual interest expense on its outstanding subordinated notes by issuing 37,500 shares of preferred stock and $41.5 million principal amount of Current Notes in exchange for $79.0 million principal amount of Old Notes.

MORTGAGE INDUSTRY

  Home Equity

     A substantial number of residential homeowners are unable or unwilling to obtain mortgage financing from conventional financing sources, whether for reasons of credit impairment, income qualification, credit history, or a desire to receive loan approval and funding more quickly than that offered by conventional sources. Many of these homeowners have credit scores or debt ratios that prohibit them from meeting the requirements of lenders who sell loans to FNMA or FHLMC. Such borrowers seek loans that rely more heavily upon the borrower's equity in their home, and to a lesser extent, upon the borrower's credit scores or debt ratios. Because the properties securing such loans are the borrower's primary residence, the borrower is less likely to default on payment than might be the case with unsecured debt -- and in the event of the borrower's bankruptcy, the loan is fully secured. Such loans rely more heavily on accurate appraisals of the property prior to funding, and are generally made in loan-to-value ratios of less than 80%.

  Home Improvement

     As the costs of home improvements escalate, home owners are seeking financing to improve their property and maintain and enhance its value. The National Association of Home Builders Economics Forecast in 1995 estimates that home improvement expenditures will exceed $200.0 billion by the year 2003. Lenders of home improvement financing typically rely more heavily on the borrowers' creditworthiness, and ability to pay their debts than the value of the collateral. These loans are secured by a real estate mortgage lien on the property improved. The market for Equity + loans and Home Equity loans continues to grow, as many homeowners have limited access to traditional financing sources due to insufficient home equity, limited or impaired credit history or high ratios of debt service-to-income. The loan proceeds can be used for a variety of improvements such as large remodeling projects. Borrowers also have the opportunity to consolidate a portion of their outstanding debt in order to reduce their monthly debt service.

  Debt Consolidation

     An increasing number of financial institutions are originating loans to borrowers who use the proceeds to reduce outstanding consumer finance obligations. These loans may also be made in conjunction with a home improvement project where the borrowers seek to enhance the value of their residence and ultimately reduce their monthly debt service obligations. These consumer finance obligations are often in the form of unsecured credit card debt which have high interest rates and relatively short-term maturity dates. Under this type of loan, the consumer uses the loan proceeds to consolidate multiple outstanding debt into a single loan. In turn, the consumer receives the benefit of a lower interest rate and an extended loan maturity date, often as high as 25 years, reducing the amount of monthly debt service payments, and in certain instances the interest paid may be tax deductible. These loan products are secured by a mortgage lien on the consumer's primary residence. These liens are typically in a junior position and when combined with first mortgage liens may exceed the market value of the subject residence. Debt consolidation loans are typically made to high credit worthy borrowers who have a credit history of honoring their financial obligations on a timely basis. Within the specialty finance industry it is typical for loans to qualified borrowers to be limited to the amount which, when added to the outstanding senior liens on the property, will not exceed 125% of the market value of the property.

COMPANY LOAN PRODUCTS

     The Company originates Home Equity loans and, to a lesser extent, Equity + loans. Home Equity loans generally have a lower loan-to-value ratio than Equity + loans. When combined with other outstanding senior secured indebtedness on the residence, Equity + loans may result in a combined loan-to-value ratio of up to 125%. During both fiscal 1997 and 1998, the Company's Equity + loans had an average loan-to-value ratio of 112%. The Company lends to borrowers of varying degrees of creditworthiness. See "-- Loan Processing and Underwriting." The Company's primary loan products include the following:

HOME EQUITY LOANS                          EQUITY + LOANS
-----------------                          --------------
-    fixed and adjustable rate             -    fixed rate
-    typically secured by first liens,     -    secured by a junior lien on the
     and to a lesser extent, second             borrowers' principal residence
     mortgage liens on the borrowers'
     principal residences
-    terms of up to 360 months             -    terms from 60 to 300 months
-    principal amounts up to $500,000      -    principal amounts up to $50,000

  Home Equity Loans

     In furtherance of its strategy to expand its loan products, in December 1997 the Company commenced the production of Home Equity loans to borrowers with a credit grade ranging from "A" to "D". Loan amounts may range up to a maximum of $500,000 for "A" credit borrowers with maturities of up to 360 months. The Company expects the average loan amount to be less than $100,000. In making Home Equity loans, the Company places increased emphasis on the underlying collateral value of the residence which is fully supported by an independent appraisal. The Company intends to pool its Home Equity loans for eventual sale in the secondary market to institutional purchasers on a servicing released basis, without recourse for credit losses or risk of prepayment, for cash premiums over the principal amount of the loan. To date, substantially all of the Home Equity loans produced by the Company have been to borrowers with "B" and "C" credit grades under the Company's underwriting guidelines. The Company believes that there are several advantages to producing Home Equity loans including:

     - the existence of a more liquid secondary market than for Equity + loans

     - the larger average principal amount of such loans which are typically two times greater than that of a Equity + loan

     - the lower total costs of producing Home Equity loans from mortgage bankers and brokers than the Company's Equity + loans

  Equity + Loans

     An Equity + loan is a non-insured debt consolidation or home improvement loan typically used to retire consumer debt and/or pay for a home improvement project. All of the Equity + loans produced by the Company are secured by a mortgage lien on the borrower's principal residence. The Company began producing Equity + loans through its wholesale division in May 1996. Currently, Equity + loans are offered through both the

Company's wholesale and retail divisions. Debt consolidation loans account for a major portion of the Company's Equity + loan production.

     The Company has focused its Equity + loan program on higher credit quality borrowers who may have limited equity in their residence after giving effect to other debt secured by the residence. Most of the Company's Equity + loans have loan-to-value ratios greater than 100% and, accordingly, the value of the residence securing the loan generally will not be sufficient to cover the principal amount of the loan in the event of default. The Company relies principally on the creditworthiness and income stability of the borrower and, to a lesser extent, on the underlying value of the borrower's residence for repayment of its Equity + loans. For fiscal 1998, the average market value of the residence securing the Equity + loans produced by the Company was approximately $108,000 without added value from the respective home improvement work, the amount of senior liens was approximately $88,500 and the Company's loan amount was approximately $31,700.

LENDING OPERATIONS

  Mortgage Brokers and Bankers

     The Company produces loans through its wholesale and, to a lesser extent, retail divisions. The wholesale division represents the Company's largest source of loan production. Through its wholesale division, the Company funds loans originated through a nationwide network of licensed mortgage brokers and purchases loans from a nationwide network of licensed mortgage bankers. Mortgage bankers produce mortgage loans by lending their own funds to the borrower and closing the loan in their own name. Mortgage brokers, like mortgage bankers, initiate the loan application and process necessary underwriting documentation. However, unlike mortgage bankers, mortgage brokers ordinarily do not fund loans with their own money, but work as agents on behalf of investors, including mortgage bankers, banks, savings and loans or investment bankers. The Company funds loans originated by mortgage brokers by lending the Company's funds to the borrower and closing the loan to the borrower in the Company's name.

     The Company funds loans originated by mortgage brokers on an individual loan basis, pursuant to which each loan is underwritten by the Company and is closed in the Company's name. The Company's network of mortgage brokers earn fees which are paid by the borrower at closing, and which are disclosed and agreed to by the borrower as required by law. The Company purchases loans from its network of mortgage bankers after underwriting closed loans or pools of closed loans for compliance with the Company's underwriting criteria. When the Company buys closed loans from mortgage bankers, the Company has historically, and may in the future, pay premiums based upon the characteristics of the loans, including the range of credit scores of the borrowers and the interest rates on the loans. The wholesale division conducts operations from its headquarters in Atlanta, Georgia. To build and maintain its networks of mortgage bankers and brokers, the wholesale division uses account executives responsible for developing and maintaining relationships with mortgage bankers and brokers. At August 31, 1998, the Company had a network of 169 active mortgage brokers and 56 active mortgage bankers.

     Mortgage bankers and brokers qualify to participate in the Company's programs only after a review by the Company's management of the mortgage brokers' and mortgage bankers' respective reputations and expertise, including a review of references and financial statements. The Company's compliance department performs a periodic review of each mortgage banker and broker, recommending suspension or continuance of a relationship with the mortgage banker or broker based upon the results of the review. We do not believe that the loss of any particular mortgage banker or broker would have a material adverse effect upon the Company.

     None of the Company's arrangements with its mortgage bankers and brokers is on an exclusive basis. Each relationship is documented by a written agreement, in which the Company agrees to fund or purchase loans that comply with the Company's underwriting guidelines. On each loan produced, the mortgage banker or broker makes customary representations and warranties regarding, among other things, the credit history of the borrower, the status of the loan and its lien priority, if applicable, and agrees to indemnify the Company for breaches of any representation or warranty. In the agreements, the mortgage banker or broker makes customary representations and warranties regarding, among other things, their corporate status, as well as regulatory compliance, title to the property, enforceability and status of payments and advances on the loans. The mortgage bankers and brokers agree, among other things, not to disclose confidential information of the Company, to provide supplementary financial and licensing information, maintain government approvals, and to refrain from soliciting the Company's borrowers. Each agreement also contains provisions requiring that the mortgage banker or broker indemnify the Company against material misrepresentations or non-performance of its obligations.

  Retail Loans

     The Company commenced making direct-to-consumer Equity + loans in September 1997 and Home Equity loans in December 1997, although the Company's retail channels are not being actively pursued. Marketing strategies typically used in retail production include telemarketing, direct mail, television and radio advertising, third-party loan programs and consumer trade shows. Telemarketing services, both inbound and outbound, are outsourced to keep the cost of originations to a minimum. A Company website is currently under construction and may be used to provide consumers loan applications and information to the public about the Company's products and services. As part of its business strategy, the Company intends to acquire retail mortgage lending companies in fiscal 1999.

     By making direct-to-consumer loans, the Company avoids the payment of premiums that it pays when it purchases closed loans from its network of mortgage bankers. The loan fees charged by the Company to consumers on the direct loans are expected to cover the Company's total cost of the underwriting and making the loan and place the Company on a positive cash flow basis with respect to the production of direct to consumer loans.

     The following table provides information about the Company's loan applications processed and loans produced during the periods indicated. As a result of recent changes to the Company's business strategy, we do not believe that this information is indicative of future loan applications and loans produced.

                                               FISCAL YEAR ENDED AUGUST 31,
                                  ------------------------------------------------------
                                        1996               1997               1998
                                  ----------------   ----------------   ----------------
                                                  (THOUSANDS OF DOLLARS)
TOTAL LOAN APPLICATIONS:
  Number processed..............    42,236             92,165             46,361
  Number approved...............    20,910             52,269             24,876
  Approved ratio................      49.5%              56.7%              53.7%
LOAN PRODUCTION:
Principal balance of loans
  produced:
  Wholesale:
     Title I....................  $ 82,596    59.3%  $ 50,815     9.7%  $  7,081     2.1%
     Equity + loans.............    11,582     8.3    409,603    77.7    289,354    85.4
                                  --------   -----   --------   -----   --------   -----
          Total Wholesale.......    94,178    67.6%   460,418    87.4%   296,435    87.5%
  Dealers/Bankers/Brokers(1):
     Title I....................    45,189    32.4%    47,270     9.0%    11,619     3.4%
     Equity + loans.............        --      --     19,229     3.6     14,051     4.2
     Home Equity................        --      --         --      --      8,940     2.6
                                  --------   -----   --------   -----   --------   -----
          Total
       Dealers/Bankers/Brokers..    45,189    32.4%    66,499    12.6%    34,610    10.2%
  Retail:
     Equity + loans.............        --      --         --      --   $  7,114     2.1%
     Home Equity................        --      --         --      --        783     0.2
                                  --------   -----   --------   -----   --------   -----
          Total Retail..........        --      --         --      --   $  7,897     2.3%
                                  --------   -----   --------   -----   --------   -----
          Total principal
            balance of loans
            produced............  $139,367   100.0%  $526,917   100.0%  $338,942   100.0%
                                  ========   =====   ========   =====   ========   =====
Number of loans produced:
  Wholesale:
     Title I....................     4,382    50.9%     2,445    12.0%       327     2.9%
     Equity + loans.............       392     4.6     12,831    62.7      8,848    78.6
                                  --------   -----   --------   -----   --------   -----
          Total Wholesale.......     4,774    55.5%  $ 15,276    74.7%     9,175    81.5%
  Dealers/Bankers/Brokers (1):
     Title I....................     3,836    44.5%     3,893    19.0%       975     8.7%
     Equity + loans.............        --      --      1,296     6.3        744     6.6
     Home Equity................        --      --         --      --        145     1.2
                                  --------   -----   --------   -----   --------   -----
          Total
       Dealers/Bankers/Brokers..     3,836    44.5%     5,189    25.3%     1,864    16.5%
  Retail:
     Equity + loans.............        --      --         --      --        208     1.8%
     Home Equity................        --      --         --      --         17     0.2
                                  --------   -----   --------   -----   --------   -----
          Total Retail..........        --      --         --      --        225     2.0%
                                  --------   -----   --------   -----   --------   -----
          Total number of loans
            produced............     8,610   100.0%    20,465   100.0%    11,264   100.0%
                                  ========   =====   ========   =====   ========   =====

                                               FISCAL YEAR ENDED AUGUST 31,
                                  ------------------------------------------------------
                                        1996               1997               1998
                                  ----------------   ----------------   ----------------
                                                  (THOUSANDS OF DOLLARS)
Average principal balance of
  loans produced................  $     16           $     26           $     30
Weighted-average interest rate
  on loans produced.............     14.03%             13.92%             13.89%
Weighted-average term of loans
  produced (months).............       198                226                235

-------------------------

(1) The Company closed its dealer division, which purchased loans from home improvement contractors, in February 1998.

LOAN PROCESSING AND UNDERWRITING

     The Company's loan application and approval process generally is conducted over the telephone with applications usually received at the Company's centralized processing facility in Atlanta, Georgia from mortgage bankers, mortgage brokers and consumers. After receiving an application, the information is entered into the Company's system and processing begins. The information provided in loan applications is first verified by, among other things, the following:

     - written confirmations of the applicant's income and, if necessary, bank deposits

     - a formal credit bureau report on the applicant from a credit reporting agency

     - a title report

     - a real estate appraisal, if necessary

     - evidence of flood insurance, if necessary

     Loan applications are then reviewed to determine whether or not they satisfy the Company's underwriting criteria, including loan-to-value ratios, occupancy status, borrower income qualifications, employment stability, purchaser requirements and necessary insurance and property appraisal requirements.

     The Company has developed its credit index profile ("CIP") as a statistical credit based tool to predict likely future performance of a borrower. A significant component of the CIP system is the credit evaluation score methodology developed by Fair Isaacs Company ("FICO"), a consulting firm specializing in creating default predictive models using a number of variable components. A FICO score is calculated by a system of scorecards. FICO uses actual credit data on millions of consumers, and applies complex mathematical methods to perform extensive research into credit patterns that attempt to forecast consumer credit performance. The principal components of the FICO predictive model include a consumer's credit payment history, outstanding debt, availability and pursuit of new credit and types of credit in use. Through this scorecard process, FICO identifies distinctive credit patterns, which correspond to a likelihood that consumers will make their future loan payments. The score is based on all the credit-related data in the credit report. The other major components of the CIP include debt-to-income analysis, employment stability, self employment criteria, residence stability and whether the applicants use the premises as their primary residence. By using both scoring models together, all applicants are considered on the basis of their ability to repay the loan obligation while allowing the Company to price the loan based on the extent of the evaluated risk.

     The Company's underwriters review the applicant's credit history, based on the information contained in the application and reports available from credit reporting bureaus and the Company's CIP score, to determine whether the applicant meets the Company's underwriting guidelines. Based on the underwriter's approval authority level, certain exceptions to the guidelines may be made when there are compensating factors subject to approval from a more senior designated authority. The underwriter's decision is communicated to the broker, banker or consumer depending on the source of the loan and, if approved, the proposed loan terms are fully explained. The Company attempts to respond within 24 hours of receipt of a loan application.

     Loan commitments are generally issued for periods of up to 30 days. Prior to disbursement of funds, all loans are carefully reviewed by funding auditors to ensure that all documentation is complete, all contingencies specified in the approval have been met and the loan complies with Company and regulatory procedures.

  Home Equity Loans

     The Company's wholesale division produces Home Equity loans through a mortgage banker and broker loan source network as well as through the Company's retail division. Loan amounts may range up to a maximum of $500,000 for "A" credit borrowers with maturities of up to 360 months. The average loan amount in this program for the fiscal year ended August 31, 1998 was $60,019. Home Equity loan mortgages produced under this program are limited to a first or second lien position. Loan amounts are determined by taking a specific amount of the collateral value of the property and adjusting the percentage based on the creditworthiness of the borrower. For example, if the Company's guidelines set a minimum loan-to-value ratio of 75% ($75,000 for a home with a collateral value of $100,000), a more creditworthy borrower may be able to borrow in excess of $75,000, and a less credit worthy borrower may only be able to borrow $65,000. Full appraisals generated by approved licensed appraisers are required on all loans within the Uniform Standards of Appraisal. Any loan amount of $250,000 or more would require two independent appraisals. The credit grade will be determined by using the CIP. In connection with Home Equity loans, the Company seeks commitments from third party financial institutions to purchase the loans in accordance with their respective guidelines, without recourse for credit losses or risk of prepayment.

     As part of the underwriting process, the Company requires an appraisal of the residence that will be the collateral for the loan. The Company requires the independent appraiser to be state licensed and certified. The Company requires that all independent appraisals be completed within the Uniform Standards of Professional Appraisal Practice (the "Uniform Standards of Appraisal") as adopted by the Appraisal Standards Board of the Appraisal Foundation. The Company audits the appraisal for accuracy to ensure that the appraiser used sufficient care in analyzing data to avoid errors that would significantly affect the appraiser's opinion and conclusion. This audit includes a review of housing demand, physical adaptability of the real estate, neighborhood trends and the highest and best use of the real estate. In the event the audit reveals any discrepancies as to the method and technique that the Company believes are necessary to produce a credible appraisal, the Company will perform additional property data research or may request a second appraisal to be performed by an independent appraiser selected by the Company in order to further substantiate the value of the subject property.

     The Company may require a full title insurance policy substantially in compliance with the requirements of the American Loan Title Association. The applicant also is required to secure hazard insurance and may be required to secure flood insurance if the mortgaged property has been identified by the Federal Emergency Management Agency as having special flood hazards.

  Equity + Loans

     The Company has implemented policies for its Equity + loan program that are designed to minimize losses by adhering to high credit quality standards. Based on FICO score default predictors and the Company's internal CIP score, borrowers are classified by the Company based on its belief of their credit risk and quality, from "A" credits to "D" credits. Quality is a function of both the borrowers' creditworthiness and the extent of the value of the collateral, which is typically a second lien on the borrowers' primary residence. "A+" credits generally have a FICO score greater than 700. An applicant with a FICO score of less than 640 would be rated a "C" credit. Currently, the Company will not approve an Equity + loan to a borrower with less than an "A" or "B" credit grade using the CIP. All of the Equity + loans originated to date by the Company are secured by first or second mortgage liens on single-family, owner occupied properties.

     Terms of Equity + loans produced by the Company, as well as the maximum combined loan-to-value ratios and debt service to income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), vary depending upon the Company's evaluation of the borrower's creditworthiness. In general, Equity + loans have higher interest rates than Home Equity loans, but are generally lower than rates changed on credit cards. Borrowers with lower creditworthiness generally pay higher interest rates and loan origination fees.

QUALITY CONTROL

     The Company employs various quality control personnel and procedures in order to ensure that loan product standards are adhered to and regulatory compliance is maintained.

     In accordance with Company policy, the quality control department reviews a statistical sample of loans produced each month. This review is generally completed within 60 days and circulated to appropriate department heads and senior management. Finalized reports generally are maintained in the Company's files for a period of two years from completion. Typical review procedures include reverification of employment and income, re-appraisal of the subject property, obtaining separate credit reports and recalculation of debt-to-income ratios. The statistical sample is intended to cover 10% of all new loan products. Emphasis will also be placed on those loan sources where higher levels of delinquency are experienced or payment defaults occur within the first six months of funding. On occasion, the quality control department may review all loans generated from a particular loan source in the event an initial review determines a higher than normal number of exceptions. The account selection of the quality control department is also designed to include a statistical sample of loans by each processor, closer and underwriter, and provides management with information as to any material difference from Company policies and procedures in the loan production process.

     On a daily basis, a sample of recently approved loans are reviewed to insure compliance with underwriting guidelines and criteria. Particular attention may be focused on those underwriters who have developed a higher than normal level of exceptions.

TECHNOLOGY SYSTEMS

     The Company uses a computerized loan production tracking system that allows us to monitor the performance of our wholesale and retail divisions. The system automates various other functions such as Home Mortgage Disclosure Act and HUD reporting requirements and routine tasks such as decline letters and the flood certification process. The system also gives management access to a wide range of decision support information including data on the approval pipeline and the activities and performance of underwriters and loan funders. The Company uses intercompany electronic mail for internal communications and for receiving loan servicing, collection and delinquency information from City Mortgage Services on each group of loans being serviced.

     The Company's existing loan production system provides for the automation of the loan production process as well as loan file indexing and routing. This system includes automated credit report inquiries and consumer credit scoring, along with on-screen underwriting and approval functions. The Company also uses a system which allows for electronic routing of loan application facsimiles. The Company recognizes that there have been significant advances made by a number of mortgage production software vendors in the last year and intends to review a number of the solutions provided by these vendors. It is the intention of the Company to upgrade its automation infrastructure by the purchase of a new system. This approach will shift the burden of development and maintenance of the production system from the Company's in-house development staff to third party vendors to allow the Company to focus its in-house development efforts to its own unique business automation needs. Currently, the Company's existing loan production system is not Year 2000 compliant. The cost for replacing the Company's existing loan production system has been included in its plans and estimated expenses for Year 2000 compliance. For additional details on Year 2000 compliance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

LOAN SERVICING

     The Company's strategy has historically been to retain the bulk of the servicing rights associated with the loans it originates. As part of the recapitalization, City Mortgage Services purchased the Company's existing loan servicing rights and agreed to service all of the Company's loans held for sale and loans sold on a servicing retained basis. The Company has an option, contingent upon the delivery to City Mortgage Services of servicing on $1.0 billion of loans to purchase up to 20% equity position in a new entity to be created should City National Bank determine to spin-off City Mortgage Services into a separate entity. When the Company sold its loan servicing portfolio to City Mortgage, the Company eliminated substantially all of its collections and claim staff.

     Among the Company's loan servicing activities performed by City Mortgage Services are processing and administering loan payments, reporting and sending principal and interest to the owners who own interests in the loans and to the trustee of loans sold in securitization transactions, collecting delinquent loan payments, processing Title I insurance claims, conducting foreclosure proceedings and disposing of foreclosed properties and other loan administration duties. In addition, under the loan servicing agreements, the

Company is entitled to receive a certain portion of the servicing fees collected by City Mortgage Services. The Company will retain responsibility for certain functions related to initial customer service and continued tax and insurance monitoring.

     The following table sets forth certain historical information regarding the Company's loan servicing for the periods indicated:

                                                    FISCAL YEAR ENDED AUGUST 31,
                                                  --------------------------------
                                                    1996       1997        1998
                                                  --------   ---------   ---------
                                                       (THOUSANDS OF DOLLARS)
Servicing portfolio at beginning of period(2)...  $ 92,286   $ 214,189   $ 628,068
Additions to servicing portfolio................   139,367     526,917     338,942
Reductions in servicing portfolio(1)............   (17,464)   (113,038)   (935,788)
                                                  --------   ---------   ---------
Servicing portfolio at end of period(2).........  $214,189   $ 628,068   $  31,222
                                                  ========   =========   =========
Servicing portfolio at end of period(2):
  Company-owned loans:
  Equity +......................................  $    922   $   8,661   $   8,217
  Title I.......................................     3,776         902       4,233
                                                  --------   ---------   ---------
          Total Company-owned loans.............     4,698       9,563      12,450
Loans sold in securitization transactions:
  Equity +......................................    10,501     363,961          --
  Title I.......................................   198,990     254,544      18,772
                                                  --------   ---------   ---------
          Total loans sold in securitization
             transactions.......................   209,491     618,505      18,772
                                                  --------   ---------   ---------
          Total servicing portfolio(2)..........  $214,189   $ 628,068   $  31,222
                                                  ========   =========   =========

---------------

(1) Reductions resulted from scheduled payments, prepayments, loans sold with servicing released, and writeoffs during the period.
(2) Not adjusted for the sale of the Company's mortgage servicing rights to City Mortgage Services on August 1, 1998 as part of the recapitalization. Excludes approximately $9.4 million of Equity + loans to be repurchased at August 31, 1998.

     The following table sets forth the Title I Loan and Equity + loan delinquency and Title I insurance claims experience of loans serviced by the Company as of the dates indicated. The Company is not producing a significant amount of Title I Loans.

                                                            AUGUST 31,
                                                 --------------------------------
                                                   1996        1997        1998
                                                 --------    --------    --------
                                                      (DOLLARS IN THOUSANDS)
Equity + loan delinquency data(1):
  31-60 days past due..........................      0.44%       0.40%       7.14%
  61-90 days past due..........................      0.00        0.20        1.52
  91 days and over past due....................      0.00        0.34       24.83
Total past due.................................      0.44        0.94       33.49
Title I loan delinquency data(1):
  31-60 days past due..........................      2.27        3.19        7.88
  61-90 days past due..........................      0.90        1.68        2.39
  91 days and over past due....................      4.78(2)     7.06(2)    25.00
Total past due.................................      7.95       11.93       35.27
  91 days and over past due,
     net of claims filed(3)....................      2.05        5.20        8.54
Outstanding claims filed with HUD(4)...........      2.73        1.86       16.46
Amount of FHA insurance available for Title I
  loans serviced...............................  $ 21,205    $ 21,094    $ 14,134(5)
Amount of FHA insurance available as a
  percentage of Title I loans serviced.........     10.46%       8.26%      61.44%(5)
Total delinquency data:
  31-60 days past due..........................      2.17        1.54        7.69
  61-90 days past due..........................      0.85        0.80        2.16
  91 days and over past due....................      4.53(7)     3.07(2)    24.95
Total past due.................................      7.55        5.41       34.88
  91 days and over past due, net of claims
     filed(6)..................................      1.94        2.32        7.56
Outstanding claims filed with HUD(7)...........      2.59        0.75       17.39
Outstanding number of Title I insurance claims
  filed........................................       255         269         207
Total servicing portfolio(9)...................  $214,189    $628,068    $ 31,222
Title I loans serviced.........................   202,766     255,446      23,005
Equity + loans serviced(9).....................  $ 11,423    $372,622    $  8,217
Home Equity loans serviced.....................        --          --          --
Aggregate losses on liquidated loans(8)........  $   32.0    $  201.0    $1,368.0

---------------

(1) Represents the dollar amount of delinquent loans as a percentage of the total dollar amount of each respective type of loan serviced by the Company (including loans owned by the Company but excluding loans repurchased and loans contained in securitization 1998-1) as of period end. Equity + loan delinquencies represented 0.31% of the Company's total delinquencies for the year ended August 31, 1996, 10.35% for the year ended August 31, 1997 and 17.39% for the year ended August 31, 1998 of the Company's total delinquencies. The Company did not produce Equity + loans until May 1996. The Company did not produce Home Equity loans until December 1997.
(2) During fiscal 1996 and the first two quarters of fiscal 1997, the processing and payment of claims filed with HUD was delayed. Claims paid by HUD during fiscal 1998 totaled $8.8 million.

(3) Represents the dollar amount of delinquent Title I loans net of delinquent Title I loans for which claims have been filed with HUD and payment is pending as a percentage of the total dollar amount of Title I loans serviced by the Company (including loans owned by the Company) as of the dates indicated.
(4) Represents the dollar amount of delinquent Title I loans for which claims have been filed with HUD and payment is pending as a percentage of the total dollar amount of Title I loans serviced by the Company (including loans owned by the Company) as of the dates indicated.
(5) If all claims filed with HUD had been processed and paid as of August 31, 1998, the amount of FHA insurance available for all serviced Title I loans would have been reduced to $8.9 million, which as a percentage of Title I loans serviced would have been 4.2%.
(6) Represents the dollar amount of delinquent loans net of delinquent Title I loans for which claims have been filed with HUD and payment is pending as a percentage of the total dollar amount of loans serviced by the Company (including loans owned by the Company) as of the dates indicated.
(7) Represents the dollar amount of delinquent Title I loans for which claims have been filed with HUD and payment is pending as a percentage of the total dollar amount of total loans serviced by the Company (including loans owned by the Company) as of the dates indicated.
(8) On Title I loans, a loss is recognized upon receipt of payment of a claim or final rejection thereof. Claims paid in a period may relate to a claim filed in an earlier period. Since the Company commenced its Title I lending operations in March 1994, there has been no final rejection of a claim by the FHA. Aggregate losses on liquidated Title I loans related to 1,227 Title I insurance claims made by the Company, as servicer, since commencing operations through August 31, 1998. Losses on Title I loans liquidated will increase as the balance of the claims are processed by HUD. The Company has received an average payment from HUD equal to 90% of the outstanding principal balance of such Title I loans, plus appropriate interest and costs.
(9) Excludes approximately $9.4 million of Equity + loans to be repurchased at August 31, 1998.

SALE OF LOANS

     The Company has historically sold on a servicing retained basis a substantial majority of all loans it produced in securitization transactions. The balance was sold for cash servicing released to institutional purchasers. Currently, sales on a servicing released basis, and some sales on a servicing retained basis, are sold at a premium to their principal balance. As part of the sale of loans in securitization transactions, senior securities in the related securitization are sold to institutional purchasers with a junior subordinated interest in the transaction retained by or issued to the Company as a mortgage related security. As part of its business strategy, the Company intents to sell its loan production in the secondary market to institutional purchasers for cash premiums and reduce its historically dependence on securitization transactions as a method to sell loans. The Company will also attempt to reduce the acquisition premiums paid to its network of mortgage bankers of Equity + and Home Equity loans. During the year ended August 30, 1997, these cash acquisition premiums totaled $18.0 million or approximately 3.5% of the Company's total loan production and, for the year ended August 31, 1998, these premiums totaled $13.7 million or approximately 4.1% of the Company's total loan production.

     Pursuant to the Flow Purchase Agreement entered into as part of the recapitalization, the Company agreed to sell, and Sovereign Bancorp agreed to buy, $100.0 million principal amount of Home Equity and Equity + loans, on a quarterly basis, commencing in the calendar quarter beginning January 1, 1999. Up to $200.0 million of the $400.0 million in principal amount of the loans the Company is required to sell to Sovereign Bancorp on an annual basis can be Equity + loans. The Flow Purchase Agreement, which is renewable every six months, expires on December 31, 1998, but is renewable for additional six-month periods until September 2001. Sovereign Bancorp has the exclusive right to acquire the first $100 million of mortgage loans produced by the Company each quarter during the term of the Flow Purchase Agreement. The Flow Purchase Agreement does not require the Company to sell loans to Sovereign Bancorp at a loss.

     When the Company completed the recapitalization, the Company terminated its existing master purchase agreement with a financial institution in which the financial institution agreed to purchase up to $2.0 billion of loans over a five-year period ending in September 2001. For additional details of the master purchase agreement that was terminated, see "Certain Relationships and Related Transactions."

     The following table sets forth certain data regarding loans securitized or sold by the Company during the periods indicated with servicing retained, and excluding loans sold with servicing released:

                                                    FISCAL YEAR ENDED AUGUST 31,
                                                   -------------------------------
                                                     1996       1997       1998
                                                   --------   --------   ---------
                                                       (DOLLARS IN THOUSANDS)
Principal amount of loans sold...................  $137,908   $462,318   $ 181,931
Gain (loss) on sales of loans(1).................    16,539     45,123     (26,578)
Net unrealized gain (loss) on mortgage related
  securities.....................................     2,697      3,518     (70,024)
Weighted-average stated interest rate on loans
  sold(2)........................................     14.09%     13.91%      11.77%
Weighted-averaged pass-through interest rate on
  loans sold(2)..................................      7.50       7.36        6.77
Weighted-average excess spread retain on loans
  sold(2)........................................      6.59       6.55        5.00

-------------------------

(1) Excludes gain on sale of $2.0 million relating to whole loan sales with servicing released of $59.2 million during the year ended August 31, 1997. Excludes gain on sale of $2.3 million relating to whole loan sales with servicing released of $160.1 million during the year ended August 31, 1998.
(2) Includes all loans sold with servicing released or servicing retained.

COMPETITION

     The Company faces intense competition in the business of originating and selling Home Equity loans and, to a lesser extent, Equity + loans. The Company's competitors include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance companies. Many of these entities are substantially larger, have lower costs of capital and have considerably greater financial, technical and marketing resources than the Company. In addition, many of the financial services organizations that are much larger than the Company have formed national loan production networks offering loan products that are substantially similar to the Company's loan programs. The Company believes that Conti Mortgage Corp., The Money Store, First Plus Financial Group, Associates First Capital Corporation, and Household Finance Corporation are some of its largest direct competitors. The Company competes principally by providing prompt, professional service to its mortgage bankers, brokers and retail customers and, depending on circumstances, by providing competitive lending rates.

     Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates the Company can charge borrowers, potentially lowering the gain on future loan sales. The Company may face competition from, among others, government-chartered entities, such as FNMA, FHLMA, and GNMA. The Company's competitors may expand their existing or new loan purchase programs to include Home Equity loans. Entries of government-sponsored entities into the Home Equity loan market could lower the interest rates the Company is able to charge its borrowers and reduce or eliminate premiums on loan sales. To the extent any of these competitors significantly expand their activities in the Company's market, the Company could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect the Company's competition. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's customers to refinance their loans.

     If the Company is unable to remain competitive in these areas, the volume of the Company's loan production may be materially adversely affected as borrowers seek out other lenders for their financing needs. Lower loan production may have an adverse effect on the Company's ability to negotiate and obtain sufficient financing under warehouse lines of credit upon acceptable terms. Establishing a broker-sourced loan business typically requires a substantially smaller commitment of capital and personnel resources than a direct-sourced loan business. This relatively low barrier to entry permits new competitors to enter the broker-sourced loan market quickly, particularly existing direct-sourced lenders which can draw upon existing branch networks and personnel in seeking to sell products through independent brokers. Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have locked in low borrowing costs may have a competitive advantage.

     The Company has historically been dependent on certain of its competitors to purchase loans not purchased by Sovereign Bancorp. If such competitors refrained from purchasing the Company's loans and the Company were unable to replace such purchasers, the Company's financial condition and results of operations could be materially adversely affected. The Flow Purchase Agreement between the Company and Sovereign Bancorp is expected to alleviate this situation. See "-- Sale of Loans." The Company continues to seek other purchasers who are not competitors of the Company.

GOVERNMENT REGULATION

     The Company's lending activities are subject to the Truth in Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of
1994), the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, as amended, the Real Estate Settlement Procedures Act and Regulation X, the Home Mortgage Disclosure Act of 1975, the Fair Debt Collection Practices Act and the Fair

Housing Act, as well as other federal and state statutes and regulations affecting the Company's activities. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnifications or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

     The Company is subject to the rules and regulations of, and examinations by, HUD, FHA and other federal and state regulatory authorities with respect to originating, underwriting, funding, acquiring, selling and to the extent that it engages in servicing activities, to servicing consumer and mortgage loans. In addition, there are other federal and state statutes and regulations affecting the Company's activities. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for loans, prohibit discrimination, provide for inspection and appraisals of properties, require credit reports on prospective borrowers, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. The Company is required to submit annual audited financial statements to various governmental regulatory agencies that require the maintenance of specified net worth levels. The Company's affairs are also subject to examination, at all times, by the Federal Housing Commissioner to assure compliance with FHA regulations, policies and procedures.

     Although the Company is no longer originating a significant volume of Title I Loans, the Company is a HUD approved Title I mortgage lender and is subject to the supervision of HUD. In addition, the Company's operations are subject to supervision by state authorities (typically state banking or consumer credit authorities), many of which generally require that the Company be licensed to conduct its business. This normally requires state examinations and reporting requirements on an annual basis.

     The Federal Consumer Credit Protection Act ("FCCPA") requires a written statement showing an annual percentage rate of finance charges and requires that other information be presented to debtors when consumer credit contracts are executed. The Fair Credit Reporting Act requires certain disclosures to applicants concerning information that is used as a basis for denial of credit. The Equal Credit Opportunity Act prohibits discrimination against applicants with respect to any aspect of a credit transaction on the basis of sex, marital status, race, color, religion, national origin, age, derivation of income from public assistance program, or the good faith exercise of a right under the FCCPA.

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

EMPLOYEES

     As of December 1, 1998, the Company had 63 employees. None of the Company's employees is represented by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

     The Company leases 45,950 square feet of office space at 1000 Parkwood Circle, Atlanta, Georgia, consisting of two full floors. The Company's corporate headquarters have been consolidated into 22,975 square feet, consisting of one floor at this location. The Company has subleased the other floor at this location. The Company's lease is for an initial six-year term expiring August 2002 with a conditional option to extend the term to August 2007. The Company is searching for alternative space for its corporate headquarters. If it finds space, the Company expects to sublease the presently occupied space and relocate its corporate headquarters. The Company also leases 10,478 square feet of office space at its prior headquarters location in Atlanta, Georgia pursuant to a lease that expires in March 1999. In addition, as of December 11, 1998 the Company also leased office space on short-term or month-to-month leases in Phoenix, Arizona; Dublin, California; Denver, Colorado; Ft. Lauderdale, Florida; Miami Lakes, Florida; Elmhurst, Illinois; Woburn, Massachusetts; Waterford, Michigan; Blue Springs, Missouri; Waldwick, New Jersey; Las Vegas, Nevada; Patchogue, New York; Columbus, Ohio; Oklahoma City, Oklahoma; Bridgeville, Pennsylvania; Brentwood, Tennessee; Austin, Texas; and Seattle, Washington. The Company believes that all of its facilities are suitable and adequate for the current conduct of its operations.

ITEM 3.  LEGAL PROCEEDINGS

     On February 23, 1998, an action was filed in the United States District Court for the Northern District of Georgia by Robert J. Feeney, as a purported class action against the Company and Jeffrey S. Moore, the Company's former President and Chief Executive Officer. The complaint alleges, among other things, that the defendants violated the federal securities laws in connection with the preparation and issuance of certain of the Company's financial statements. The named plaintiff seeks to represent a class consisting of purchasers of the Common Stock between April 11, 1997 and December 18, 1997, and seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the court may deem proper. On June 30, 1998, the plaintiff amended the complaint to add additional plaintiffs to add as a defendant Mego Financial, the Company's former parent, and to extend the class period through and including May 20, 1998. On September 18, 1998, the Company filed a motion to dismiss the complaint. The Company believes it has meritorious defenses to this lawsuit and that resolution of this matter will not result in a material adverse effect on the business or financial condition of the Company.

     On October 2, 1998, an action was filed in the United States District Court for the Western Division of Tennessee by Traci Parris, as a purported class action against Mortgage Lenders Association, Inc., the Company and City Mortgage Services, Inc., one of the Company's strategic partners. The complaint alleges, among other things, that the defendants charged interest rates, origination fees and loan brokerage commissions in excess of those allowed by law. The named plaintiff seeks to represent a class of borrowers and seeks damages in an unspecified amount, reform or nullification of loan agreements, injunction, costs, attorney's fees and such other relief as the court may deem just and proper. On October 27, 1998, the Company filed a motion to dismiss the complaint. The Company believes it has meritorious defenses to this lawsuit and that resolution of this matter will not result in a material adverse effect on the business or financial condition of the Company.

     On October 8, 1998, the Office of the Consumer Credit Commissioner of the State of Texas issued a denial of the Company's application for licensing as a secondary mortgage lender. On October 20, 1998, the Company filed an appeal of the Commissioner's decision and an administrative hearing will be held after March 1999. The denial will not become final until the Company's appeal has been resolved. The Company believes that it is capable of meeting such requirements as the Commissioner may set to amend the Company's license application. If the denial becomes final, the Company will not be able to make secondary mortgage loans in the State of Texas at interest rates of greater than 10%. The Company is not required to hold a secondary mortgage lender license in order to continue to produce or acquire unregulated first mortgage loans in the state of Texas. The Company believes that resolution of this matter will not result in a material adverse effect on the business or financial condition of the Company.

     In the ordinary course of its business, the Company is, from time to time, named in lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company completed its initial public offering on November 19, 1996 and, since that date, the common stock has traded on the Nasdaq National Market under the symbol "MMGC." The following table sets forth the high and low sales prices of the common stock as reported on the Nasdaq National Market for the periods indicated.

                                                               HIGH       LOW
                                                             --------   --------
FISCAL YEAR 1997:
  First Quarter (November 19, 1996 to November 30, 1996)...  $ 12.00    $ 10.75
  Second Quarter...........................................    15.75     10.125
  Third Quarter............................................   14.625       8.00
  Fourth Quarter...........................................    13.50       9.00
FISCAL YEAR 1998:
  First Quarter............................................    15.00     9.5625
  Second Quarter...........................................    10.25       3.00
  Third Quarter............................................    3.375      1.875
  Fourth Quarter...........................................   2.0625       1.00

     As of December 14, 1998, there were 1,847 holders of record of the Company's common stock.

     The Company has never paid cash dividends on its common stock, and the board of directors currently intends to retain any earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend on the Company's financial condition, results of operations, cash requirements and other factors that the board of directors believes are important.

     On July 1, 1998, the Company completed a private placement of 25,000 shares of Series A convertible preferred stock (the "Series A Preferred Stock") and 18,266,667 shares of common stock to a number of qualified institutional investors, as defined under Rule 144A under the Securities Act, and to other accredited investors, as defined in Rule 501 under Regulation D ("Rule 501"). These sales were conducted pursuant to Rule 506 under Regulation D ("Rule 506"). The aggregate purchase price of the Series A Preferred Stock was $25.0 million, and the aggregate purchase price of the common stock was $25.0 million.

     FBR acted as the placement agent for the preferred stock and the common stock. Under a placement agreement between FBR and the Company, the Company issued FBR 1.6 million shares of common stock. This issuance was conducted pursuant to Rule 506.

     In addition, on July 1, 1998, the Company issued 37,500 shares of preferred stock and $41.5 million principal amount of a new series of Current Notes in exchange for approximately $79.0 million of Old Notes. The Exchange Offer was conducted pursuant to Rule 506.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below has been derived from our audited financial statements. The financial data as of August 31, 1997 and 1998 and for each of the three years in the period ended August 31, 1998 have been derived from financial statements audited by the Company's independent auditors, whose report for the year ended August 31, 1997 included an explanatory paragraph related to their substantial doubt about our ability to continue as a going concern. The Company's financial statements are included elsewhere in this Annual Report. The financial data as of August 31, 1994, 1995 and 1996 and for the years ended August 31, 1994 and 1995 have been derived from audited financial statements not included herein. We have reclassified certain items to conform to prior years. You should read the selected financial information set forth below in conjunction with the financial statements, the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." However, due to recent substantial changes to our business and operating strategy, we believe that our historical financial and operating data are not likely to be indicative of our future performance and our results of operation for fiscal 1998 are not comparable to fiscal 1997.

                                             FISCAL YEAR ENDED AUGUST 31,
                                ------------------------------------------------------
                                 1994     1995      1996        1997          1998
                                ------   -------   -------   -----------   -----------
                                    (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Gain (loss) on sale of
     loans....................  $  579   $12,233   $16,539   $    45,123   $   (26,578)
  Net unrealized gain (loss)
     on mortgage related
     securities(1)............      --        --     2,697         3,518       (70,024)
  Loan servicing income,
     net......................      --       873     3,348         3,036           999
  Interest income, net of
     interest expense of $107,
     $468, $1,116, $6,374 and
     $13,162..................     172       473       988         3,133         1,624
                                ------   -------   -------   -----------   -----------
          Total revenues
             (losses).........     751    13,579    23,572        54,810       (93,979)
                                ------   -------   -------   -----------   -----------
Expenses:
  Provision for credit losses,
     net......................      96       864        55         6,300        (3,198)
  Depreciation and
     amortization.............     136       403       394           672         1,013
  Other interest..............      22       187       167           245           439
  General and administrative:
     Payroll and benefits.....     975     3,611     6,328        13,052        18,582
     Commissions and
       selling(2).............      13       552        --            --            --
     Credit reports...........      13       133       367         1,387           510
     Rent and lease
       expenses...............      85       249       338         1,199         1,616
     Professional services....     548     1,043     1,771         2,271         4,783
     Sub-servicing fees.......      13       232       709         1,874         2,160
     Other services...........     128       340       665         1,352         2,068
     Travel...................     261       107       677         1,005         1,159
     FHA insurance premiums...      11       231       572           558           430
     Other....................     (39)     (292)      374         1,085         2,448
                                ------   -------   -------   -----------   -----------
          Total costs and
             expenses.........   2,262     7,660    12,417        31,000        32,010
                                ------   -------   -------   -----------   -----------

                                             FISCAL YEAR ENDED AUGUST 31,
                                ------------------------------------------------------
                                 1994     1995      1996        1997          1998
                                ------   -------   -------   -----------   -----------
                                    (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Income (loss) before income
  taxes(3)....................  (1,511)    5,919    11,155        23,810      (125,989)
Income tax expense
  (benefit)(3)................      --     2,277     4,235         9,062        (6,334)
                                ------   -------   -------   -----------   -----------
Net income (loss)(3)..........  (1,511)  $ 3,642   $ 6,920   $    14,748   $  (119,655)
                                ======   =======   =======   ===========   ===========
Net income (loss) per
  share(4):
  Basic.......................                               $      1.25   $     (7.72)
                                                             ===========   ===========
  Diluted.....................                               $      1.25   $     (7.72)
                                                             ===========   ===========
Weighted-average number of
  common shares(4)............                                11,802,192    15,502,926
                                                             ===========   ===========
Weighted-average number of
  common shares and assumed
  conversions(4)..............                                11,802,192    15,502,926
                                                             ===========   ===========

                                                    AS OF AUGUST 31,
                                    -------------------------------------------------
                                     1994     1995      1996       1997       1998
                                    ------   -------   -------   --------   ---------
                                                 (THOUSANDS OF DOLLARS)
STATEMENT OF FINANCIAL CONDITION
  DATA:
Cash and cash equivalents.........  $  824   $   752   $   443   $  6,104   $  36,404(5)
Loans held for sale, net..........   1,463     3,676     4,610      9,523      10,975(6)
Mortgage related securities(1)....      --        --    22,944    106,299      34,830
Excess servicing rights(1)........     904    14,483    12,121         --          --
Mortgage servicing rights.........      --     1,076     3,827      9,507          83
Total assets......................   5,122    24,081    50,606    156,554     104,535
Allowance for credit losses on
  loans sold with recourse........      66       886       920      7,014       2,472
Subordinated debt(7)..............      --        --        --     40,000      42,693
Total liabilities.................     983    13,300    32,905    103,447      77,941
Stockholders' equity..............   4,139    10,781    17,701     53,107      26,594

                                              FISCAL YEAR ENDED AUGUST 31,
                                    -------------------------------------------------
                                     1994     1995       1996       1997       1998
                                    ------   -------   --------   --------   --------
                                                 (THOUSANDS OF DOLLARS)
OPERATING DATA:
Loan production...................  $8,164   $87,751   $139,367   $526,917   $338,942
Weighted-average interest rate on
  loan production.................   14.18%    14.55%     14.03%     13.92%     13.89%
Loans in servicing portfolio (end
  of period):
  Company-owned:
     Equity +.....................  $   --   $    --   $    922   $  8,661   $  8,217
     Title I......................   1,471     3,720      3,776        902      4,233
                                    ------   -------   --------   --------   --------
          Total
             Company-owned(8).....   1,471     3,720      4,698      9,563     12,450(6)

                                              FISCAL YEAR ENDED AUGUST 31,
                                    -------------------------------------------------
                                     1994     1995       1996       1997       1998
                                    ------   -------   --------   --------   --------
                                                 (THOUSANDS OF DOLLARS)
Securitized:
     Equity +.....................      --        --     10,501    363,961         --
     Title I......................   6,555    88,566    198,990    254,544     18,772
                                    ------   -------   --------   --------   --------
          Total securitized.......   6,555    88,566    209,491    618,505     18,772
                                    ------   -------   --------   --------   --------
          Total servicing
             portfolio............  $8,026   $92,286   $214,189   $628,068   $ 31,222
                                    ======   =======   ========   ========   ========
Cash used in operations...........  $4,402   $ 3,619   $ 12,440   $ 72,438   $ 39,723
                                    ======   =======   ========   ========   ========

---------------

(1) Mortgage related securities are junior subordinated interests retained by the Company in pools of mortgage loans sold by the Company in securitization transactions. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," required the Company, as of January 1, 1997, to reclassify excess servicing rights (junior subordinate interests retained by the Company in pools of mortgage loans sold in transactions similar to a securitization) to mortgage related securities. The fair value (the dollar amount on the Company's balance sheet) of the Company's mortgage related securities was written down from $106.3 million at the end of fiscal 1997 to $34.8 million at the end of fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2, 4 and 17 to the Company's financial statements.
(2) For fiscal 1996, 1997 and 1998, commissions and selling expenses of $2.0 million, $2.8 million and $2.0 million, respectively, have been reclassified into its functional classifications within general and administrative expenses.
(3) The results of the Company's operations were included in the consolidated federal income tax returns filed by Mego Financial through September 2, 1997, the date the shares of common stock of the Company were distributed by Mego Financial to its shareholders in a tax free spin-off. For more details on this and other transactions with Mego Financial and its affiliates, see "Certain Relationships and Related Transactions."
(4) Earnings per share for the fiscal years ended August 31, 1994, 1995 and 1996 are not presented because, during these years, the Company was a wholly owned subsidiary of Mego Financial.
(5) As part of the recapitalization, the Company sold an aggregate of $50.0 million of common stock and Series A convertible preferred stock. For more details, see "Business -- The Recapitalization."
(6) Loans held for sale, net includes a valuation reserve which reflects the Company's best estimate of the amount that we expect to receive on the sale of these loans.
(7) The Company sold $40.0 million principal amount of Old Notes in November 1996 and an additional $40.0 million principal amount of Old Notes in October 1997. As part of the recapitalization, the Company issued $37.5 million of Series A convertible preferred stock and $41.5 million principal amount of Current Notes in exchange for $79.0 million of Old Notes. The Company purchased all of the Old Notes remaining outstanding as of October 31, 1998.
(8) Excludes approximately $9.4 million of Equity + loans to be repurchased. The majority of the loans have been repurchased prior to November 30, 1998. The amount on the Company's balance sheet as of August 31, 1998 is the amount the Company expected to receive on the sale of these loans. For additional details, see Note 3 to the Company's financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of Management's Discussion and Analysis of Financial Conditions and Results of Operations is to provide a detailed explanation of the Company's financial performance in fiscal 1996, 1997 and 1998, the factors that had a significant impact on the Company's performance in those periods and a description of any trends affecting financial performance during the periods discussed. We also describe the amount of the Company's cash on hand at the end of fiscal 1998, the amount that the Company owed to its lenders on that date, and the additional amounts, if any, available to be borrowed by the Company. In addition, we describe the major changes to the balance sheet. This information is the primary basis for our belief that we have enough cash and borrowing ability to carry out our business plan for fiscal 1999. You should read this section in conjunction with the Company's financial statements, including the notes to the financial statements.

     During the last eight months of fiscal 1998, the Company's operations consisted principally of:

     (1) liquidating its portfolio of loans to repay outstanding debt;

     (2) maintaining its systems and retaining personnel necessary to resume operations while exploring alternatives to locate new capital; and

     (3) designing and beginning to implement its strategic initiatives.

     Due to recent substantial changes to the Company's business and operating strategy, we believe that the Company's historical financial and operating data are not likely to be indicative of the Company's future performance and the Company's results of operation for fiscal 1998 are not comparable to fiscal 1997.

GENERAL

     The Company substantially expanded its operations during fiscal 1996 and 1997 and the first four months of fiscal 1998. During these periods the Company's loan production was $139.4 million (fiscal 1996), $526.9 million (fiscal 1997) and $268.5 million (first four months of fiscal 1998). As it expanded its business, the Company's general and administrative expenses increased from $11.8 million in fiscal 1996 to $23.8 million in fiscal 1997 and $13.8 million in the first four months of fiscal 1998.

     During these periods, a substantial majority of the Company's loan production was sold in securitization transactions. The sale of loans by the Company in securitization transactions, as described below, typically results in substantial negative cash flow, because the cash proceeds from the sale of loans in a securitization transaction is substantially less the Company's total cost of producing the loans sold. The combination of negative cash flow from the sale of loans in securitization transactions and increases in general and administrative expenses caused the Company, historically, to operate on a substantial negative cash flow basis. The Company's negative cash flow from operations was $12.4 million for fiscal 1996, $72.4 million for fiscal 1997 and $49.7 million for the first four months of fiscal 1998.

     As a result of a $11.7 million loss in the first quarter of fiscal 1998 and continuing cash flow deficits, the Company violated certain provisions of its warehouse line. In

February 1998, the warehouse lender requested that the Company repay a significant portion of the principal balance of the line or be declared in default. Since a default on the warehouse line would have triggered, among other things, a default on the Company's $80 million principal amount of outstanding Old Notes, the Company agreed to reduce the outstanding balance of the warehouse line from $55.0 million periodically. The Company repaid the balance on June 29, 1998.

     To generate cash to reduce the outstanding balance of the warehouse line and continue to operate, the Company began to liquidate, through sales for cash, its mortgage loan portfolio and the warehouse lender refused to make further advances under the line. In addition, because the Company's old warehouse line was used to fund loans produced by the Company prior to their sale, the Company substantially curtailed its loan production beginning in January 1998. The cash received from the Company's sale of loans from its loan portfolio was used to pay down the old warehouse line and other Company borrowings and to pay substantial general and administrative expenses to retain personnel and maintain the Company's operations while it sought to locate new capital.

     On July 1, 1998, the Company completed the recapitalization. As part of the recapitalization, the Company received $50.0 million in proceeds from the private placement of approximately 16.67 million shares of common stock at a price of $1.50 per share and 25,000 shares of Series A convertible preferred stock at a price of $1,000 per share. In addition, the Company issued $37.5 million of Series A convertible preferred stock and $41.5 million principal amount of Current Notes in exchange for approximately $79.0 million principal amount of Old Notes. The recapitalization resulted in approximately $84.5 million of new equity.

SECURITIZATION TRANSACTIONS

     Securitization transactions historically had been the main source of the Company's revenue and income. In a securitization transaction, a specific group of the Company's mortgage loans having similar characteristics, loan type (Equity + or Title I) and loan amounts are pooled for sale. By selling loans in a securitization transaction, the Company could sell a very large group of loans at one time. The Company sold an average of $79.7 million of mortgage loans in each of the five securitizations completed in fiscal 1997. However, the sale of loans in a securitization transaction generates a significant cash flow deficit, because the cash received by the Company from the sale of the loans is significantly less than the Company's total cost of producing the loans sold.

     The purchaser of the loans in a securitization transaction is a special trust created:

     (1) to purchase and hold title to the loans;

     (2) to sell debt securities or ownership interests backed by the cash flow to be received on the loans owned by the trust, i.e., the principal and interest payments from the Company's borrowers; and

     (3) to distribute payments over time to the holders of securities issued by the trust.

     Once the trust purchases the loans from the Company, it generally has no recourse against the Company other than for breaches of certain representations and warranties made by the Company at the time the loans were sold. Likewise, after the trust purchases the loans from the Company, creditors of the Company have no recourse against the loans in the event the Company experiences financial difficulties. The trust purchases the loans from the Company with money it obtains by selling the securities.

     The trust sells both senior "rated" securities and issues an unrated subordinate residual security to the Company. Only qualified institutional investors, such as insurance companies, banks and thrifts, can purchase the senior securities sold by the trust.

     Because the Company's Equity + loans are not insured and its Title I loans have only limited FHA insurance, the trust, as the owner of these mortgage loans, has credit risk. If the borrowers default on their loans, the trust (as the owner of the loans) typically will lose its entire investment (except to the extent of the limited FHA insurance on Title I loans). As a result of these potential losses, the purchasers of the trust's senior securities are willing to buy the securities only if they receive additional assurance that they will get paid. This assurance is provided by a rating from the national rating agencies, such as Standard & Poor's and Moody's.

     As a general matter, the more predictable the cash flow to the senior securities, the higher the rating on the senior securities and the lower the yield that will be demanded by purchasers of the senior securities relative to prevailing market yields. The lower the yield paid to the senior security holders, the greater the positive spread (the "spread") between the interest paid by the Company's borrowers on the mortgage loans in the trust and (i) the interest costs of the senior securities sold and (ii) fees paid to the trustee and the servicer for servicing the mortgage loans. In general, the greater the spread, the greater the amount of cash flow in excess of the principal and interest payments to the senior security holders the Company anticipates it will receive on the mortgage related securities issued to the Company in the securitization, and the greater their fair value. During fiscal 1997, the Company sold $398.4 million principal amount of loans in securitization transactions that had a weighted-average interest rate of 14.0% and in which the senior securities sold had an initial weighted-average yield of 6.88%.

     In order for the senior securities to gain a sufficiently high rating to attract investors, the rating agencies require that the trust create various forms of credit enhancement to increase the likelihood that the loans in the trust will generate sufficient cash flow to pay the interest and principal payments on the senior securities. Credit enhancement may be achieved in several ways. The trust may purchase the loans the Company sells in the securitization transaction for a combination of cash and by issuing the Company a subordinated residual interest in the securitization. The security issued by the trust to the Company receives cash flow only after required payments of interest and principal have been made to the senior security holders, and absorbs any losses from defaults or foreclosures on the loans in the trust. The junior subordinated interests issued to the Company in securitization transactions are called mortgage related securities. Another credit enhancement is a "guaranty," a form of insurance issued by an insurance company. While some of the Company's securitizations have included guaranty insurance, the Company has always received a subordinate mortgage related security and has provided over-collateralization as credit enhancement in order to achieve acceptable ratings.

     Credit enhancement may also be achieved through "over-collateralization." National rating agencies will give higher ratings if the senior securities receive assurance that they will be paid. This is achieved by requiring an initial level of over-collateralization and by building more over-collateralization through the trust's retaining cash flow (from the spread) that would otherwise be paid to the Company on its mortgage related securities. The initial over-collateralization is created by having the principal amount of loans sold to the trust be greater than the principal amount (and cash proceeds from the sale) of senior interests sold. In the five securitization transactions during fiscal 1997, the trusts purchased $398.4 million principal amount of loans from the Company, but the trusts sold only $379.2 principal amount of senior securities.

     As borrowers make their monthly mortgage loan payments to the servicer of the loans in the trust, the payments are remitted by the servicer to a trustee that collects these payments and make payments of interest and principal to the holders of the senior securities pursuant to a pre-established schedule. The priority of the payments is determined by the terms of an indenture.

     The mortgage related securities owned by the Company, while offering the potential of a substantially higher yield than the senior securities, have very high credit risk. The Company's mortgage related securities absorb all losses caused by defaults on the mortgage loans backing the securitization. The Company's mortgage related securities are highly speculative and are subject to the special risks.

  Sample Securitization Transaction

     In order to make the concept of negative cash flow that results from the sale of mortgage loans in a securitization transaction more understandable, the Company has provided the following example.

     THE EXAMPLE BELOW ILLUSTRATES THE MECHANICS OF A SECURITIZATION AND THE RESULTING NEGATIVE CASH FLOW BUT DOES NOT REFLECT (1) AN ACTUAL SALE OF MORTGAGE LOANS BY THE COMPANY IN A SECURITIZATION TRANSACTION OR (2) THE ACTUAL AMOUNT OF NEGATIVE CASH FLOW FROM THE DISPOSITION OF LOANS IN THIS MANNER. ACTUAL RESULTS WILL BE MATERIALLY DIFFERENT FROM THE EXAMPLE.

     This example is based on five general assumptions:

     (1) $100.0 million of mortgage loans having a weighted average interest rate of 13.98% are sold in a securitization transaction;

     (2) the loans sold were purchased from mortgage bankers for a premium of $4.0 million (the mortgage bankers received an aggregate of $104.0 million for the loans);

     (3) the trust purchases the loans for $97.0 million in cash, sells $97.0 million of senior securities having a weighted average interest rate of 6.88% and issues a subordinate mortgage related security to the seller of the loans;

     (4) the securitization process costs $1.0 million in fees and costs paid to investment bankers, attorneys, accountants and others; and

     (5) Standard & Poor's and Moody's require (A) an initial level of "over-collateralization" of 3% ($3.0 million) of the original amount of loans sold in the securitization and (B) that the level of over-collateralization must reach 6% of the original principal amount of loans before the cash flow will be paid by the trustee to the holder of the subordinate mortgage related security.

     In this example, the sale of this pool of $100.0 million of mortgage loans would result in negative cash flow of $8.0 million. The negative cash flow results from the following factors:

     - $104.0 million, representing the total cost of producing the loans sold in the securitization minus

     - $97.0 million is received by the trust from the sale of the senior securities, all of which is paid to the seller of the mortgage loans, minus

     - $1.0 million of fees and expenses.

     The $3.0 million difference between the $100.0 million of mortgage loans purchased by the trust and the $97.0 million of senior securities sold by the trust creates the 3.0% initial over-collateralization. The senior securities have the "protection" or credit enhancement of the cash flow, principal and interest received on the $3.0 million of loans plus the spread initially equal to $7.4 million per year. The spread represents 7.1% (the difference between 13.98%, the interest paid by borrower on the loans in the trust, and 6.88%, the interest paid by the trust on the senior securities) on the $97.0 million of loans plus 13.98% on the $3.0 million of loans in the over-collateralization account. The trustee would retain the spread until the over-collateralization reaches $6.0 million.

     After the required level of over-collateralization is achieved, the trustee pays all of the cash flow, after the payment of interest and principal to the senior interest, to the Company's mortgage related securities. Loan delinquencies and defaults reduce this over-collateralization. If the amount in the account falls below 6.0% of the amount of loans sold to the trust, the trustee stops the payment of cash to the Company's mortgage related securities and retains it until the 6.0% level is again achieved.

  Accounting for a Securitization Transaction

     Under generally accepted accounting principles, the sale of mortgage loans by the Company in securitization transactions requires the Company to recognize revenue on the completion of the securitization transaction based on the discounted present value of the estimated future cash flow stream ("gain on sale accounting") to be received by the Company on its mortgage related securities. As described in more detail later in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," the Company determines the fair value of each of its mortgage related securities using prepayment, delinquency, default and credit loss assumptions on the mortgage loans backing each of its mortgage related securities that the Company believes to be appropriate for the particular mortgage loans. The anticipated cash to be received by the Company's mortgage related securities from the mortgage loans is discounted to present value to establish the fair value of the mortgage related securities shown on the Company's balance sheet.

     Accounting for specialty finance companies that sell assets in securitization transactions is particularly complex. The most complex item is the source of the Company revenues. The Company gets its revenues from the following items:

     - Gain (loss) on the sale of loans;

     - Unrealized gain (loss) on mortgage related securities retained in securitization transactions;

     - Interest income, net; and

     - Loan servicing income, net.

     Gain (Loss) on the Sale of Loans. Historically, the most significant portion of the Company's revenues comes from Gain (loss) on the sale of loans.

     One component is the Gain (loss) resulting from the sale of loans in securitization transactions. Refer to the example the Company used earlier, where the sale of $100.0 million of our loans in the securitization transaction resulted in negative cash flow of $8.0 million. Assume the mortgage related security issued by the trust to the seller of the loans from that securitization had a fair value of $18.0 million (see discussion on "gain on sale" accounting above). The seller then would have received a total of $115.0 million from the securitization, consisting of $97.0 million in cash and a mortgage related security having a fair value of $18.0 million. The total cost of the loans sold in the securitization were $105.0 million, consisting of the total cost of producing the loans of $104.0 million and $1.0 million in fees and expenses for the securitization. In this example, the revenues recorded from this securitization would be $10.0 million. This amount is divided between two revenue items, Gain (loss) on sale of loans and Net unrealized gain (loss) on mortgage related securities. The division of the revenues between these two items is determined by allocating the total revenues of $10.0 million, proportionately between the cash proceeds from the sale of the loans, in this case $97.0 million (allocated to revenues from "Gain (Loss) on the Sale of Loans"), and the fair value of the mortgage related security issued by the trust to the seller of the loans in the securitization, in this case $18.0 million (allocated to revenues from "Unrealized gain (loss) on mortgage related securities").

     Another component represents the gain (loss) on the sale of loans for cash. It is equal to the Company's total cost (expense) of producing loans including any premiums paid when the Company purchases loans from its network of mortgage bankers, minus the amount received by the Company at the time the loans are sold for cash to an institutional purchaser. For example, if the Company purchased a $100,000 principal balance loan from a mortgage banker for $104,000 and sold that loan to an institutional purchaser for $107,000, the Company would recognize $3,000 of revenue from gain on the sale of loans.

     Unrealized Gain (Loss) on Mortgage Related Securities Retained in Securitization Transactions. Revenues from "Unrealized gain (loss) on mortgage related securities" results from the allocation of total revenues from the sale of mortgage loans in securitization transactions described immediately above and from two other sources. Revenues from the amortization on the Company's mortgage related securities generally is equal to the amount of cash flow received on the Company's mortgage related securities. In addition, Unrealized gain (loss) on mortgage related securities generates negative revenues equal to (i) the write down, if any, of the fair value of the Company's mortgage related securities; and (ii) positive revenues from the write up, if any, of those securities.

     Interest Income, Net. Interest income, net, is the interest received by the Company on its portfolio of mortgage loans prior to their sale plus accretion interest on its mortgage related securities minus the Company's interest expense on its borrowings including its subordinated debt, warehouse line of credit and other borrowings.

     Loan Servicing Income, Net. "Loan servicing income, net", are the fees paid to the Company for servicing loans owned by the Company or loans sold with servicing retained. The prepayment penalties, if any, received from the Company's borrowers who repay their loans prior to their scheduled maturity date are included in Loan servicing income, net. As discussed earlier in this prospectus, the Company historically retained the servicing on a substantial majority of loans it sold. The Company uses "net" as a part of the revenues from loan servicing because, under generally accepted accounting principles, the amount of servicing fees earned is reduced by the amortization of the Company's servicing rights. The Company values the anticipated servicing fees the Company will receive for servicing a loan from inception until its anticipated maturity and discounts the anticipated cash flow to its present value similar to the way the Company determines the fair value of its mortgage related securities. Historically, the Company's fee for servicing a loan was 1% of the loan's outstanding principal balance. The fair value of the anticipated cash flow is recorded on the Company's balance sheet as "Mortgage servicing rights." As servicing revenues are received, the discounted present value of the future cash flow is reduced. The amount of the reduction is the "amortization." Revenue from mortgage servicing rights will not be significant in the future, because the Company sold all of its servicing rights to City Mortgage Servicing as part of the recapitalization.

  Revision of Assumptions

     As described immediately above, the most significant source of the Company's revenues and income historically has resulted from the sale of loans produced by the Company in securitization transactions and the fair value of the mortgage related security issued to the Company by the trusts. The Company projects the anticipated cash flow to be received from the loans backing its mortgage related securities based on assumptions of voluntary prepayment speeds and losses. When prepayments, delinquencies, default and credit losses on the mortgage loans backing the Company's mortgage related securities exceed the Company's assumptions, the Company is required to modify its assumptions as to the prepayments, delinquencies, defaults and credit loss rates on the mortgage loans backing its mortgage related securities. This generally reduces the anticipated cash flow to be received from the mortgage loans and results in a write down in the fair value of the particular mortgage related securities. The amount of the writedown is treated as negative revenues from Unrealized gain
(loss) on mortgage related securities.

     The fair value of the Company's mortgage related securities are affected by, among other things, changes in market interest rates and prepayment and loss experiences of these and similar securities. The Company estimates the fair value of its mortgage related securities using prepayment and credit loss assumptions on the mortgage loans backing these securities that the Company believes to be appropriate for the characteristics (weighted-average interest rate, weighted-average maturity date, etc.) of the mortgage loans backing each particular securitization. The Company discounts the projected cash flow at the rate it believes an independent third-party purchaser would require as a rate of return.

     During the fiscal year ended August 31, 1998, the Company experienced prepayment activity and delinquencies with respect to its securitized Equity + loans, which substantially exceeded the levels that had been assumed for the applicable time frame. As a result of this increase, the Company adjusted the assumptions previously utilized in calculating the carrying value of its mortgage related securities. The application of these revised assumptions to the Company's portfolio of Equity + and Title I loans backing its mortgage related securities caused the Company to adjust the carrying value of these securities by approximately $72.1 million during fiscal 1998. The changes in prepayment and credit loss assumptions also caused the Company to write down the fair value of its mortgage servicing rights by $1.1 million during fiscal 1998. As discussed earlier in this prospectus, the fair value of the Company's mortgage related securities and the fair value of its mortgage servicing rights are determined in a similar manner.

     The Company has revised its assumptions based on information from a variety of sources including, among other things, the Company's experience with its own portfolio of loans, pertinent information from a variety of market sources and consultations with its financial advisors. However, the Company has not obtained an independent evaluation of the assumptions utilized in calculating the carrying value of its mortgage related securities for any period subsequent to August 31, 1997. To the Company's knowledge, there is no active market for the sale of these securities. During the year ended August 31, 1998, negative adjustments of approximately $72.1 million were recognized. See Note 4 to the Company's financial statements.

     Although the Company believes that it has made reasonable estimates of the prepayment and default rates in determining the fair value of the Company's mortgage related securities, the rate of prepayments and defaults utilized are estimates, and actual experience will vary from these estimates and such variances may be material. There can be no assurance that the revised prepayment and loss assumptions used to determine the fair value of the Company's mortgage related securities and mortgage servicing rights will remain appropriate for the life of the loans backing such securities. If actual loan prepayments or credit losses vary from the Company's estimates, the fair value of the Company's mortgage related securities and mortgage servicing rights, if any, may have to be further adjusted through a charge or credit to earnings.

     The Company's revised prepayment assumptions used for Title I loans at August 31, 1998 reflect an annualized rate of 23.0% for the life of the portfolio. Actual annualized prepayment rates of the Title I loans backing the Company's mortgage related securities were 22.5% for the fiscal year ended August 31, 1998 and 22.7% for the six months ended August 31, 1998. These revised loss assumptions for Title I loans at August 31, 1998 are based on a historical "migration" analysis of delinquent loans that the Company anticipates will become "defaulted loans." The new assumed default rate and the restricted rates are shown below in the following model and historical default rates:

                                                        HISTORICAL DEFAULT RATES
                                                  FOR THE PERIODS ENDED AUGUST 31, 1998
                                 NEW ASSUMED     ---------------------------------------
DELINQUENCY (DAYS) STATUS       DEFAULT RATES     12 MONTHS      6 MONTHS      3 MONTHS
-------------------------       -------------    -----------    ----------    ----------
31 - 60.......................          5%           1.51%          1.69%         2.64%
61 - 90.......................      20-25           21.80          24.80         29.55
91 - 120......................         50           43.02          46.43         54.78
121 - 150.....................         80           55.90          55.55         63.28
151 - 180.....................         95           59.25          59.85         68.34
Over 180......................        100             100            100           100

     The Company assumes that a defaulted Title I loan will result in loss of 95.0% of the loan balance and that all Title I insurance has been exhausted. On a cumulative basis, the new assumptions anticipate aggregate losses of 11.9% of the original principal balance of Title I loans.

     The prepayment assumptions for Equity + loans were also increased at the end of fiscal 1998 to reflect an annualized prepayment rate of 4.5% in the first month following the completion of the securitization with the annualized rate increases in level monthly increments so that by the 18th month the annualized prepayment rate is 18.75%. The annualized prepayment rate is maintained at that level through the 36th month at which time it is assumed to decline in level monthly increments to 15.25% by the 43rd month, and is maintained at 15.25% for the remaining life of the portfolio. The weighted-average annualized prepayment speed for the loans backing the Company's mortgage related securities was 17.4% during fiscal 1998 and 4.1% during fiscal 1997.

     The loss assumptions for the Equity + loans backing the Company's mortgage related securities have also been increased to reflect losses commencing in the second month following a securitization and building in level monthly increments until a 4.25% annualized loss rate is reached in the 15th month. The annualized loss rate is maintained at that level through the 43rd month at which time it is assumed to decline in level monthly increments to 4.0% at month 48 and is maintained for the life of the portfolio. On a cumulative basis this model assumes aggregate losses of approximately 16% of the initial principal balance of Equity + loans backing the Company's mortgage related securities. The actual losses on Equity + loans backing the Company's mortgage related securities during fiscal 1998 were approximately 2.5% of the original principal balance.

     The Company utilizes a 16% discount rate at August 31, 1998 to discount to their present sale of the cash flow streams to be received by the Company on its mortgage related securities. During fiscal 1996 and 1997, the Company used an annual weighted-average discount rate of 12% for Title I and Equity + loans and generally utilized annual prepayment assumptions ranging from 1% to 15%, annual estimated losses of up to 1.75% on Equity + loans resulting in an aggregate loss of 15%, and estimated losses on Title I loans based on the then current migration analysis and assuming recoveries of 20% after exhaustion of insured reserves.

     We believe that due to recent substantial changes to the Company's business and operating strategy, the Company's historical financial and operating data is not likely to be indicative of the Company's future performance.

RESULTS OF OPERATIONS

  Fiscal 1998 Compared to Fiscal 1997

     As previously discussed, the Company reduced substantially its loan production after January 1, 1998 as compared to the first four months of fiscal 1998. In the last eight months of fiscal 1998, the Company focused on (1) liquidating its loan portfolio for cash to reduce its indebtedness while it explored alternatives to raise new capital and (2) initiating new strategic initiatives to return the Company to profitability. As a result, the Company does not believe that its results for fiscal 1998 are comparable to the Company's results for fiscal 1997.

     The Company produced $338.9 million of loans during fiscal 1998 compared to $526.9 million of loans during fiscal 1997, a decrease of 35.7%. The decrease is due to a substantial reduction in the Company's loan production after January 1998 caused by the Company's inability to obtain funds to produce loans due to its violation of covenants contained in the old warehouse line.

     The Company's loan production by month during fiscal 1997 and 1998 is illustrated in the chart below.



[Chart reflecting monthly loan production in fiscal 1997 and fiscal 1998 (in millions of dollars) as follows:]


                                     fiscal year 1997          fiscal year 1998
September                                $13.6                       $62.5

October                                  $24.0                       $71.2

November                                 $24.9                       $66.2

December                                 $32.7                       $68.6

January                                  $34.5                       $34.2

February                                 $44.0                       $24.5

March                                    $52.9                       $ 7.9

April                                    $59.5                       $ 1.4

May                                      $61.6                       $ 0.5

June                                     $59.5                       $ 0.2

July                                     $55.4                       $ 1.0

August                                   $64.3                       $ 0.6


     Net Revenues. Net revenues were negative $94.0 million during fiscal 1998 compared with positive $54.8 million during fiscal 1997. The Company's revenues are determined largely by special accounting requirements that required the Company in fiscal 1997 to recognize significant revenue on loans sold in securitization transactions ("gain on sale") even though these transactions generated negative cash flow.

     We have separated below the following four components of the Company's revenues in fiscal 1998 and compared them to the same four components of revenue in fiscal 1997:

     (1) Revenues from gain (loss) on sale of loans
         - in securitization transactions
         - for cash

     (2) Revenues from net unrealized gain (loss) on mortgage related securities

     (3) Loan servicing income, net

     (4) Revenues from net interest income

     1. Revenues from Gain (loss) on sale of loans in fiscal 1998 were a negative $26.6 million compared to a positive $45.1 million in fiscal 1997. The table below shows the principal components of Gain (loss) on sale of loans in each of these periods.

                                                                  COMPONENTS
                                                                OF GAIN (LOSS)
                                                             ON THE SALE OF LOANS
                                                           -------------------------
                                                           FISCAL 1997   FISCAL 1998
                                                           -----------   -----------
                                                            (THOUSANDS OF DOLLARS)
Gain (loss) on the sale of loans in securitization
  transactions...........................................     62,014         (6,187)
Gain on the sale of loans for cash.......................        833         11,775
Mark-to-market adjustment to loans held for sale.........         --        (13,674)
Write off of loan origination costs......................    (12,573)       (12,541)
Write off of commitment fee..............................         --         (2,849)
Amortization of commitment fee...........................       (817)          (734)
Write off of placement fee...............................     (4,129)        (1,153)
Interest expense.........................................       (205)            --
Write off of servicing...................................         --         (1,215)
                                                            --------      ---------
          Total..........................................     45,123        (26,578)
                                                            ========      =========

     Revenues from gain on the sale of loans in securitization transactions in fiscal 1997 of $62.0 million resulted from the allocation of 79.4% of the $78.2 million total revenues earned by the Company on loans sold in these transactions. The $16.2 million balance of these revenues was allocated to Net unrealized gain (loss) on mortgage related securities. In fiscal 1997, the Company sold $398.4 million principal amount of loans in securitization transactions, with a total cost of production of $20.0 million. This includes premiums of $18.4 million (3.5% of the principal amount of the Company's loans produced) paid to the Company's network of mortgage bankers for closed loans. In fiscal 1998, only $90.5 million principal amount of loans were sold in securitization transactions. The substantially lower amount of loans sold in securitization transactions in fiscal 1998 and the lower revenues from these transactions resulted from the continuing cash flow deficits of the Company. These deficits were principally due to substantial increases in the Company's loan production in fiscal 1997, the sale of these loans in securitization transactions and a major increase in general and administrative expenses.

     Revenues from gain on the sale of loans for cash were $11.8 million in fiscal 1998 compared to $833,000 in fiscal 1997. In fiscal 1998, the Company sold $160.1 million principal amount of loans for cash as part of its plan to continue operating while it was exploring alternatives for locating new capital. The Company's total cost of producing these loans was $15.0 million in fiscal 1998 compared to $20.0 million in fiscal 1997 (representing 12.5% of the $160.1 million of the amount of loans sold for cash in that period). In fiscal 1997, revenues from the sale of $99.0 million principal amount of loans for cash were $833,000. The Company believes that its loan sales for cash in fiscal 1998 may have been adversely impacted by the market's knowledge that the Company was liquidating its loan portfolio to pay down the Company's lenders. The Company's revenues from gain (loss) on the sale of loans for cash in fiscal 1998 were also impacted by a lower of cost or market write down of $13.7 million of the Company's $21.9 million principal amount of loans in its portfolio at the end of fiscal 1998. The loans in the Company's portfolio at August 31, 1998 primarily had document deficiencies or the borrowers were delinquent in their loan payments. The lower of cost or market adjustment is based on the Company's estimate of the proceeds to be received when these loans are sold. The Company believes that liquidity shortage in the specialty finance industry may have also hurt the market value of these loans.

     As part of the recapitalization, the Company terminated its Master Warehouse Agreement with Greenwich Capital Markets. This termination resulted in negative revenues of $4.0 million from gain (loss) on sale of loans due to the write off of a $2.85 million commitment fee. Negative revenues of $1.2 million also resulted from payments to Greenwich Capital Markets in connection with their sale of the Company's loans. For additional details, see "Certain Relationships and Related Transactions."

     2. Revenues from Net unrealized gain (loss) on mortgage related securities were negative $70.0 million in fiscal 1998 compared to a positive $3.5 million in fiscal 1997. Substantially all of fiscal 1998's negative revenues resulted from a write down of $73.0 million in the fair value of the Company's mortgage related securities. The write down was required because prepayment, delinquency, default and credit loss rates on the Equity + and Title I loans backing these securities substantially exceeded the assumptions the Company used to value its mortgage related securities at the end of fiscal 1997. These loans were produced by the Company in prior periods. Additionally, in response to recent adverse changes in the liquidity and market value of these and other similar asset backed residual interests, the Company increased the rate used to discount to present value the anticipated cash flow to be received on its mortgage related securities from 12% at the end of fiscal 1997 to 16% at the end of fiscal 1998.

     The positive revenues of $3.5 million from Net unrealized gain (loss) on mortgage related securities recorded in fiscal 1997 resulted from a write up of $2.0 million in the fair value of the Company's mortgage related securities and favorable cash flow from the Company's mortgage related securities.

     In August 1998, the Company pooled approximately $90.5 million of loans with approximately $239.6 million of loans from a second party to create a home loan owner trust securitization. The Company was issued a residual interest mortgage related security in this securitization calculated on the pro rata share of the Company loans originated in the total pool. This residual interest mortgage related security will be owned two-thirds by the Company and one-third by Greenwich Capital Markets. Cash flow on the Company's residual interest mortgage related security will be subordinated to recovery by Greenwich of: (1) premium paid for in the acquisition of the pool; (2) upfront overcollaterization of 1.25% of the total pool; (3) Greenwich's underwriting fee and (4) transaction costs. The total of these recoveries will accrue interest at a 12% per annum rate until recovered. The target overcollaterization level of 6% must be achieved prior to recovery by Greenwich. See "Certain Relationships and Related Transactions -- Relationship with Greenwich."

     3. Loan servicing income, net, decreased from $3.0 million in fiscal 1997 to $1.0 million in fiscal 1998. The decrease was a result of negative revenues of $1.1 million from a write down in the fair value of the Company's mortgage servicing rights in the third quarter of fiscal 1998 due to an increase in the Company assumptions of prepayment, delinquency, default and credit loss rates on the loans in the Company's servicing portfolio, which reduced the discounted present value of the Company's anticipated servicing revenues on those loans. In addition, in fiscal 1998 the Company had negative loan servicing revenues of $703,000 from the loss on the sale of the Company's servicing rights to City Mortgage Services as part of the recapitalization.

     4. Revenues from net interest income decreased from $3.1 million in fiscal 1997 to $1.6 million in fiscal 1998. The table below shows the amount of the Company's interest income and interest expense for fiscal 1997 and 1998.

                                                               NET INTEREST INCOME
                                                            -------------------------
                                                            FISCAL 1997   FISCAL 1998
                                                            -----------   -----------
                                                             (THOUSANDS OF DOLLARS)
Interest Income:
  Short-term investments and accretion on mortgage related
     securities...........................................   $  7,353         8,964
  Loans held in portfolio pending sale....................      2,038         5,492
  Cash....................................................        116           330
                                                             --------      --------
          Total Interest Income...........................   $  9,507      $ 14,786
                                                             ========      ========
Interest Expense:
  Subordinated debt.......................................   $  4,266      $  8,839
  Old warehouse line......................................      1,805         3,961
  Other borrowings........................................        303           362
                                                             --------      --------
  Total Interest Expense..................................   $  6,374        13,162
                                                             --------      --------
          Net Interest Income.............................   $  3,133      $  1,624
                                                             ========      ========

     Interest income increased from $9.5 million in fiscal 1997 to $14.8 million in fiscal 1998. The increase was due to the sale of the Company's 1998 loan production in cash transactions over a period of time, compared to the sale of fiscal 1997 loan production in quarterly securitization transactions. In addition, the Company earned approximately $304,600 in interest in fiscal 1998 from the short-term investment of $50.0 million in proceeds from the recapitalization.

     Interest expense in fiscal 1998 was substantially higher than interest expense in fiscal 1997 due primarily to additional interest expense of $3.5 million on the Company's subordinated debt as a result of the October 1997 sale of $40.0 million principal amount of 12 1/2% subordinated notes. In addition, the Company borrowed an aggregate of $15.0 million secured by certain of its mortgage related securities in the first quarter of fiscal 1998. The principal amount of these borrowings were outstanding for all of fiscal 1998 and for only a portion of fiscal 1997.

     Provision for Credit Losses. The net provision for credit losses decreased $9.5 million to income of $3.2 million for fiscal 1998 from losses of $6.3 million for fiscal 1997. The decrease in the provision for credit losses was due to the decrease in the volume of loans produced and the ratio of Equity + loans to Title I loans produced during fiscal 1998 compared to fiscal 1997. An allowance for credit losses is not established on loans sold in securitization transactions, because the Company typically does not have recourse obligations for these losses. Estimated credit losses on loans sold in securitization transactions are considered in the Company's determination of the fair value of its mortgage related securities. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on Title I loans originated and sold.

     Total General and Administrative Expenses. Total general and administrative expenses increased $10.0 million, or 42.0%, to $33.8 million during fiscal 1998 from $23.8 million during fiscal 1997. The increase was primarily a result of increased costs of professional services due to:

          (1) increased outside legal and audit expenses associated with additional securities filings;

          (2) the recapitalization;

          (3) amendments to existing debt agreements;

          (4) increased loan servicing expenses due to an increase in loans serviced; and

          (5) increased payroll and benefits related to the hiring of additional personnel to support the Company's expansion in the first quarter of fiscal 1998.

     The substantial individual changes in general and administrative expenses are discussed in more detail below.

     Payroll and benefits expense increased $5.5 million, or 42.4%, to $18.6 million during fiscal 1998 from $13.1 million during fiscal 1997 primarily due to an increased number of employees prior to January 1998 and expenses associated with the reduction in the Company's workforce. Although the number of employees decreased to 134 at August 31, 1998 from 405 at August 31, 1997, the average number of employees employed was higher during fiscal 1998 than fiscal 1997.

     Credit reports expense decreased $877,000, or 63.2%, to $510,000 during fiscal 1998 from $1.4 million for fiscal 1997 due to the decrease in loan production during the second half of fiscal 1998.

     Rent and lease expenses increased $417,000, or 34.8%, to $1.6 million for fiscal 1998 from $1.2 million for fiscal 1997 due to annual escalation in rent and expiration of tenant discounts the Company enjoyed in fiscal 1997 for office space at the Company's corporate offices.

     Professional services increased $2.5 million, or 110.6%, to $4.8 million for fiscal 1998 from $2.3 million for fiscal 1997 due to increased outside legal and audit expenses associated with the Company's private placement of $40.0 million principal amount of Old Notes in fiscal 1997, additional securities filings, amendments to existing debt agreements and higher consulting and management services expenses. A substantial portion of the increase in professional services was due to actions taken by the Company subsequent to January 1, 1998 as a result of its adverse financial position and the recapitalization.

     Sub-servicing fees increased $286,000, or 15.3%, to $2.2 million for fiscal 1998 from $1.9 million for fiscal 1997 due primarily to a larger average loan servicing portfolio, partially offset by a lower sub-servicing rate paid to the sub-servicer in the latter part of fiscal 1998.

     Other services increased $716,000, or 53.0%, to $2.1 million for fiscal 1998 from $1.4 million for fiscal 1997, due to higher telephone and overnight mailing expenses.

     FHA insurance expense decreased $128,000, or 22.9%, to $430,000 during fiscal 1998 from $558,000 during fiscal 1997 due to decreased production of insured Title I loans.

     Other general and administrative expenses increased $1.3 million, or 125.6%, to $2.4 million during fiscal 1998 from $1.1 million during fiscal 1997 due primarily to increased expenses related to the expansion of facilities related to the Company's business expansion at the beginning of fiscal 1998.

     The Company had a $126.0 million loss before income taxes for fiscal 1998 compared to income of $23.8 million for fiscal 1997. An income tax expense of $9.1 million was provided for in fiscal 1997 while an income tax benefit of $6.3 million has been provided for in fiscal 1998.

     As a result of the above, the Company incurred a net loss of $119.7 million for fiscal 1998 compared to net income of $14.7 million for fiscal 1997.

  Fiscal 1997 Compared to Fiscal 1996

     The Company produced $526.9 million principal amount of loans during fiscal 1997 compared to $139.4 million of loans during fiscal 1996. The increase is a result of the overall growth in the Company's business, including an increase in the number of active mortgage bankers that sold the Company closed Equity +, and to a lesser extent, Title I loans and home improvement contractors ("dealers") that sold the Company closed Title I loans and an increase in the number of states served. At August 31, 1996 and 1997, the Company's network consisted of the following:

                                                           FISCAL YEAR ENDED
                                                               AUGUST 31,
                                                         ----------------------
                                                         1996              1997
                                                         ----              ----
                                                         (THOUSANDS OF DOLLARS)
Active mortgage bankers................................  310               694
Active dealers.........................................  435               670

     The following table describes the types of loans produced by the Company during fiscal 1996 and 1997:

                                                          FISCAL YEAR ENDED
                                                              AUGUST 31,
                                                       ------------------------
                                                         1996            1997
                                                       --------        --------
                                                        (THOUSANDS OF DOLLARS)
Equity + loans.......................................  $ 11,582        $428,832
Title I loans........................................   127,785          98,085
                                                       --------        --------
          Total......................................  $139,367        $526,917
                                                       ========        ========

     The following table sets forth certain data regarding loans produced by the Company during fiscal 1996 and 1997:

                                               FISCAL YEAR ENDED AUGUST 31,
                                          --------------------------------------
                                                1996                 1997
                                          -----------------    -----------------
                                                  (THOUSANDS OF DOLLARS)
PRINCIPAL AMOUNT OF LOANS PRODUCED:
  Mortgage bankers:
     Title I............................  $ 82,596     59.3%   $ 50,815      9.7%
     Equity +...........................    11,582      8.3     409,603     77.7
                                          --------    -----    --------    -----
          Total mortgage bankers........    94,178     67.6     460,418     87.4
                                          --------    -----    --------    -----
  Dealers:
     Title I............................    45,189     32.4      47,270      9.0
     Equity +...........................        --       --      19,229      3.6
                                          --------    -----    --------    -----
          Total dealers.................    45,189     32.4      66,499     12.6
                                          --------    -----    --------    -----
          Total principal amount of
             loans produced.............  $139,367    100.0%   $526,917    100.0%
                                          ========    =====    ========    =====
NUMBER OF LOANS PRODUCED:
  Mortgage bankers:
     Title I............................     4,382     50.9%      2,445     12.0%
     Equity +...........................       392      4.6      12,831     62.7
                                          --------    -----    --------    -----
          Total mortgage bankers........     4,774     55.5      15,276     74.7
                                          --------    -----    --------    -----
  Dealers:
     Title I............................     3,836     44.5       3,893     19.0
     Equity +...........................        --       --       1,296      6.3
                                          --------    -----    --------    -----
          Total dealers.................     3,836     44.5       5,189     25.3
                                          --------    -----    --------    -----
          Total number of loans
             produced...................     8,610    100.0%     20,465    100.0%
                                          ========    =====    ========    =====

     Net Revenues. Net revenues increased $31.2 million, or 132.5%, to $54.8 million for fiscal 1997 from $23.6 million for fiscal 1996. The increase was primarily the result of the increased volume of loans produced and the principal amount of loans sold.

     Gain on sale of loans and net unrealized gain on mortgage related securities together increased $29.4 million, or 152.9%, to $48.6 million during fiscal 1997 from $19.2 million during fiscal 1996. The increase was primarily due to increases in the principal amount of loans sold in securitization and similar transactions of $521.6 million during fiscal 1997 compared to $137.9 million during fiscal 1996.

     The following table sets forth the principal balance of loans sold or securitized and related gain on sale data for fiscal 1996 and 1997:

                                                       FISCAL YEAR ENDED AUGUST 31,
                                                       ----------------------------
                                                          1996              1997
                                                       ----------        ----------
                                                          (THOUSANDS OF DOLLARS)
LOANS SOLD IN SECURITIZATION TRANSACTIONS:
Principal amount of loans sold:
  Title I............................................   $127,414          $ 62,097
  Equity +...........................................     10,494           360,411
                                                        --------          --------
          Total principal amount.....................   $137,908          $422,508
                                                        ========          ========
Gain on sale of loans................................   $ 16,539          $ 41,132
                                                        ========          ========
Net unrealized gain on mortgage related securities...   $  2,697          $  3,524
                                                        ========          ========
Gain on sale of loans as a percentage of principal
  balance of loans sold..............................       12.0%              9.7%
                                                        ========          ========
Gain on sale of loans plus net unrealized gain on
  mortgage related securities as a percentage of
  principal balance of loans sold....................       13.9%             10.6%
                                                        ========          ========
LOANS SOLD FOR CASH WITH SERVICING RELEASED TO FNMA
  AND OTHERS:
Principal amount of loans sold:
  Title I............................................   $     --          $ 39,810
  Equity +...........................................         --            59,189
                                                        --------          --------
          Total principal amount.....................   $     --          $ 98,999
                                                        ========          ========
Gain on sale of loans................................   $     --          $  3,991
                                                        ========          ========
Net unrealized loss on mortgage related securities...   $     --          $     (6)
                                                        ========          ========
Gain on sale of loans as a percentage of principal
  balance of loans sold..............................        0.0%              4.0%
                                                        ========          ========
Gain on sale of loans plus net unrealized loss on
  mortgage related securities as a percentage of
  principal balance of loans sold....................        0.0%              4.0%
                                                        ========          ========
LOANS SERVICED AT END OF YEAR:
  Title I............................................   $202,766          $255,446
  Equity +...........................................     11,423           372,622
                                                        --------          --------
          Total servicing portfolio at end of
             period..................................   $214,189          $628,068
                                                        ========          ========

     For additional details on gain on the sale of Loans sold in securitization transactions, see Note 2 to the Company's financial statements located later in this prospectus.

     Loan servicing income, net decreased $312,000, or 9.3%, to $3.0 million during fiscal 1997 from $3.3 million during fiscal 1996. The decrease was primarily the result of the reclassification of net revenue in compliance with SFAS No. 125 and increased interest advances and reduced servicing fees related to $34.0 million in delinquent loans serviced by the Company at August 31, 1997 compared to $16.2 million at August 31, 1996.

     Interest income on loans held for sale and mortgage related securities, net of interest expense, increased $2.1 million, or 217.1%, to $3.1 million during fiscal 1997 from $988,000 during fiscal 1996. The increase was primarily the result of the increase in the average principal amount of the Company-owned loans held for sale and the increased mortgage related securities portfolio.

     Provision for Credit Losses. The net provision for credit losses increased $6.2 million to $6.3 million for fiscal 1997 from $55,000 for fiscal 1996. The increase in the provision was directly related to the increase in the volume of loans produced and the increased ratio of Equity + loans to Title I loans produced during fiscal 1997 compared to fiscal 1996. No allowance for credit losses on loans sold with recourse is established on loans sold through in securitization and similar transactions. The Company has no recourse obligation for credit losses on loans sold. Estimated credit losses on loans sold are considered in the Company's valuation of its mortgage related securities. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on Title I loans produced and sold in securitization and similar transactions. For details on mortgage related securities, see Notes 2 and 4 the Company's financial statements.

     Total General and Administrative Expenses. Total general and administrative expenses increased $12.0 million, or 101.5%, to $23.8 million during fiscal 1997 compared to $11.8 million during fiscal 1996. The increase was primarily a result of increased credit reports expense due to increased loan production volume, increased rent and lease expense due to facilities expansion, increased loan servicing expenses due to an increase in loans serviced, and increased payroll related to the hiring of additional underwriting, loan processing, administrative, loan quality control and other personnel as a result of the expansion of the Company's business.

     Payroll and benefits expense increased $6.7 million, or 106.3%, to $13.1 million during fiscal 1997 from $6.3 million during fiscal 1996 primarily due to an increased number of employees. The number of employees increased to 405 at August 31, 1997 from 170 at August 31, 1996 due to increased staff necessary to support the business expansion and maintain quality control.

     Credit reports expense increased $1.0 million, or 277.9%, to $1.4 million during fiscal 1997 from $367,000 during fiscal 1996 primarily due to increased loan origination volume to $526.9 million during fiscal 1997 from $139.4 million during fiscal 1996.

     Rent and lease expenses increased $861,000, or 254.7%, to $1.2 million during fiscal 1997 from $338,000 during fiscal 1996 primarily due to increased expansion costs for the corporate headquarters and additional branch offices.

     Professional services fees increased $500,000, or 28.2%, to $2.3 million during fiscal 1997 from $1.8 million during fiscal 1996 primarily due to increased audit and legal fees attributable to continued growth.

     Sub-servicing fees paid increased $1.2 million, or 164.3%, to $1.9 million during fiscal 1997 from $709,000 during fiscal 1996 due primarily to a larger loan servicing portfolio.

     Other services increased $687,000, or 103.3%, to $1.4 million during fiscal 1997 from $665,000 during fiscal 1996. These expenses represent executive, accounting, legal, management information, data processing, human resources and advertising services provided and promotional materials.

     Travel expenses increased $328,000, or 48.4%, to $1.0 million during fiscal 1997 from $677,000 during fiscal 1996 due to increased travel needed to support the Company's business expansion.

     Other general and administrative expenses increased $711,000, or 190.1%, to $1.1 million during fiscal 1997 from $374,000 during fiscal 1996 due primarily to increased expenses related to the ongoing expansion of facilities.

     Income before income taxes increased $12.7 million, or 113.4%, to $23.8 million for fiscal 1997 from $11.2 million for fiscal 1996. The provision for income taxes increased to $9.1 million for fiscal 1997 compared to $4.2 million for fiscal 1996.

     As a result of the foregoing, the Company's net income increased $7.8 million, or 113.1%, to $14.7 million for fiscal year 1997 from $6.9 million for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity Sources

     The Company currently has three significant sources of financing and liquidity:

     (1) the balance of the proceeds from the sale of Preferred Stock and common stock in the recapitalization;

     (2) the new Sovereign Warehouse Line of $90.0 million; and

     (3) the Flow Purchase Agreement.

     The Sovereign Warehouse Line terminates on December 29, 1998 and is renewable, as Sovereign's option, in six-month intervals for up to five years. Under the Flow Purchase Agreement, Sovereign has agreed to purchase at least $100.0 million per quarter in principal amount of the Company's loans at specified prices. The Flow Purchase Agreement expires on September 30, 2001. As part of the Company's new business strategy, on a going-forward basis, the Company intends to generate most of its cash for operations through the sale of the loans produced by the Company to institutional purchasers.

     In April 1997, the Company entered into a pledge and security agreement with another financial institution for an $11.0 million revolving credit facility. The amount which can be borrowed under the agreement was increased to $15.0 million in June 1997 and $25.0 million in July 1997. This facility is secured by a pledge of certain of the Company's interest only and residual class certificates relating to securitizations carried as mortgage related securities on the Company's Statements of Financial Condition, payable to the Company pursuant to its securitization agreements. A portion of the loans under the credit line agreement accrues interest at one-month LIBOR + 3.5% (9.1% at August 31, 1998), expiring one year from the initial advance. As of August 31, 1998, approximately $10.0 million was outstanding under the agreement. The agreement was scheduled to mature in December 1998. The Company, however, is currently in the process of negotiating an amendment to the pledge and security agreement which would provide for a the repayment in December 1998 of a portion of the amount outstanding under the agreement and repayment of the remaining outstanding amounts, along with accrued interest, in monthly installments during calendar year 1998.

     In October 1997, the Company entered into a credit agreement with another financial institution for an $8.8 million revolving line of credit. This institution funded $5.0 million of this credit facility. The facility is secured by a pledge of certain of the Company's mortgage related securities. The loan balance under this agreement bears interest at the prime rate plus 2.5% (11.0% at August 31, 1998). In May 1998, this loan converted into a term loan with monthly amortization derived from the cash flow generated from the respective mortgage related certificates. This term loan bears interest at the prime rate plus 2.5% (11.0% at August 31, 1998). This facility matures in October 2002. As of August 31, 1998, approximately $4.6 million was outstanding under the agreement. The Company is currently negotiating an amendment to this facility that would provide for: (i) a waiver of certain defaults by the Company under the facility prior to September 1998; (ii) an adjustment to the Company's net worth covenant; (iii) an adjustment to the advance rate; and (iv) the paydown by the Company of a portion of the amount outstanding under the facility.

     The Company believes that its financing sources are adequate to meet its current needs.

  Liquidity Uses

     The Company's liquidity is primarily used to originate loans, pay operating and interest expenses and historically, to fund the negative cash flow from the sale of loans in securitization transactions. Substantially all of the loans produced by the Company are sold. The Sovereign Warehouse Line is to be repaid primarily from the proceeds from the sale of the loans collateralizing the line in the secondary market. The Company resumed the production of new loans on July 1, 1998. The Company's cash requirements necessitate continued access to sources of warehouse financing and sales of loans in the secondary market for premiums.

     In the ordinary course of business, the Company makes representations and warranties to the purchasers of mortgage loans and the related servicing rights regarding compliance with laws, regulations and program standards and as to accuracy of information. Under certain recourse provisions the Company may become liable for certain damages or may be required to repurchase a loan if there has been a breach of these representations or warranties. Pursuant to recourse provisions under certain wholesale agreements, the Company was obligated to repurchase Equity + and Title I loans with an aggregate principal balance of approximately $9.4 million at August 31, 1998. These loans, which are reflected in the Company's Statement of Financial Condition under Loans Held for Sale, were valued utilizing the Company's estimate of the price to be received upon their final disposition. Based on the estimated price, a lower of cost or market allowance of $4.2 million was recorded for fiscal 1998, as a charge to gain (loss) on sale of loans in the Company's Statement of Operations. An additional lower of cost or market allowance of $6.7 million relating to the $21.9 million principal balance of the Company's loans held for sale at August 31, 1998 was recorded for fiscal 1998, as a charge to gain (loss) on sale of loans in the Company's Statement of Operations.

     The Company generally expects to incur monthly operating expenses of approximately $2.0 million. Until the Company begins to operate on a positive cash flow basis, such monthly operating expenses are expected to be funded out of the remaining proceeds of the recapitalization and from amounts borrowed under the Company's credit facilities. The Company may effect a reduction in its real-estate lease expenditures through the subletting of all or a portion of its current office space. If the Company subleases all of its current office space, the Company intends to relocate its corporate offices to another location suitable for the Company's needs.

     At August 31, 1998, no commitments existed for additional material capital expenditures. However, the Company expects to incur additional costs in connection with the implementation of its revised business strategy. Specifically, the Company anticipates that it may need to hire additional personnel in order to carry out its strategic plan. The hiring of such additional personnel would require the Company to incur additional expenses.

     Net cash used in the Company's operating activities was $72.4 million in fiscal 1997 and $39.7 million in fiscal 1998. The Company used net cash of $1.7 million in fiscal 1997 and $329,000 in fiscal 1998, in investing activities, substantially for office equipment and furnishing and data processing equipment. Cash provided by financing activities amounted to $79.8 million in fiscal 1997 and $70.4 million in fiscal 1998. This resulted principally from the sale of $40.0 million of Old Notes in October 1997, the sale of $20.0 million of common stock and $40.0 million principal amount of Old Notes in November 1996 and the sale of $50.0 million of common stock and preferred stock in the recapitalization.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's various business activities generate liquidity, market and credit risk:

     - liquidity risk is the possibility of being unable to meet all present and future financial obligations in a timely manner.

     - market risk is the possibility that changes in future market rates or prices will make the Company's positions less valuable.

     - credit risk is the possibility loss from a customer's failure to perform according to the terms of the transaction.

     Compensation for assuming these risks is reflected in interest income and fee income. The following table provides information as of August 31, 1998 about the Company's mortgage related securities and other financial instruments that are sensitive to changes in interest rates. The table presents sensitivity analysis associated with fluctuations in prepayment speeds, increase or decrease in defaulted loans and the discount rates associated with valuing the securities.

CHART DESCRIPTION

[Chart reflecting effect of changing interest rates on the Company's assumptions with respect to default rates, discount rates and prepayment rates on the Company's financial instruments with exposure to interest rate risk:]

 % Change in
Interest Rate        Default Rate          Discount Rate         Prepayment Rate
-------------        ------------          -------------         ---------------
    +5%               $ 8,742,665           $27,899,921            $31,972,595
    +3%               $19,619,236           $30,429,329            $32,645,484
    +1%               $25,715,408           $33,273,770            $33,509,045
     0%               $34,829,719           $34,829,719            $34,829,719
    -1%               $39,712,288           $36,484,374            $35,240,082
    -3%               $49,947,812           $40,122,559            $35,971,596
    -5%               $60,750,176           $44,262,566            $36,648,294

     Although the Company is exposed to credit loss in the event of non-performance by the borrowers, this exposure is managed through credit approvals, review and monitoring procedures into the extent possible restricting the period during which unpaid balances are allowed to accumulate.

     As of August 31, 1998 the net fair value of all financial instruments with exposure to interest rate risk was approximately $34.8 million. The potential decrease in fair value resulting from a hypothetical 5% shift in interest rates would be approximately $26.1 million.

     There are certain shortcomings inherent to the sensitivity analysis presented. The model assumes interest rate increase are instantaneous parallel shifts in the yield curve. In reality, changes are rarely instantaneous. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react in line with changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates while interest rates on other types of assets may lag behind changes in market rates. Prepayments on the Company's mortgage related instruments are directly affected by a change in interest rates. As such, the table considers prepayment risk. However, in the event of a change in interest rates, actual loan prepayments may deviate significantly from assumptions used in the table. Further, certain assets, such as adjustable rate loans, have features, such as annual and lifetime caps that restrict changing the interest rates both on a short term basis and over the life of the asset. Finally, the ability of certain borrowers to make scheduled payments on their adjustable rate loans may decrease in the event of an interiors rate increase.

EFFECTS OF CHANGING PRICES AND INFLATION

     The Company's operations are sensitive to increases in interest rates and to inflation. Increased borrowing costs resulting from increases in interest rates may not be immediately recoverable from prospective purchasers. The Company's loans held for sale consist primarily of fixed-rate long term obligations the interest rates of which do not increase or decrease as a result of changes in interest rates charged to the Company. In addition, delinquency and loss exposure may be affected by changes in the national economy. See Note 4 to the Company's financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued by the FASB in June 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and
(b) assessment for asset impairment or increased obligation based on their fair values. The statement requires that the Company's excess servicing rights be measured at fair market value and be reclassified as interest only receivables and accounted for in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As required by the statement, the Company adopted the new requirements effective January 1, 1997. Implementation of the statement did not have any material impact on the financial statements of the Company, as the book value of the Company's excess servicing rights and mortgage related securities approximated fair value.

     SFAS No. 128, "Earnings per Share" was issued by the FASB in March 1997, effective for financial statements issued after December 15, 1997. SFAS 128 provides simplified standards for the computation and presentation of earnings per share ("EPS"), making EPS comparable to international standards. SFAS 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under APB Opinion No. 15.

     Basic EPS excludes dilution from Common Stock equivalents and is computed by dividing income available to stockholders by the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution from Common Stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation.

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS Nos. 130 and 131 deal with financial statement disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on its financial position, results of operations or cash flows. The Company has not yet determined what its reporting segments will be under SFAS No. 131.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of these designated derivatives ("hedge accounting") depends on the intended use and designation. An entity that elects to apply hedge accounting is required to establish at the inception of its hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for the fiscal years beginning after June 15, 1999. The Company has not yet evaluated the effect of adopting SFAS 133.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by Mortgage Banking Enterprise" ("SFAS 134"), which allows the reclassification of mortgage-related securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, as required by FASB 115, to either available for sale or held to maturity based upon the Company's ability and intent to hold those investments. SFAS 134 is effective for the first quarter beginning after December 15, 1998. The Company has not yet evaluated the effect of adopting SFAS
134. As of August 31, 1998, all mortgage-related securities are classified as trading securities.

SEASONALITY

     The Company's production of Home Equity and Equity + loans is seasonal to the extent that borrowers used the proceeds for home improvement contract work. The Company's production of loans for this purpose tends to build during the spring and early summer months, particularly where the proceeds are used for pool installations. A decline is typically experienced in late summer and early fall until temperatures begin to drop. This change in seasons precipitates the need for new siding, window and insulation contracts. Peak volume is experienced in November and early December and declines dramatically from the holiday season through the winter months. While the Company does not have substantial experience making loans to borrowers who intend to use the proceeds to purchase a residence, management believes that the market for such loans will follow the home sale cycle, higher in the spring through early fall than during the remainder of the year.

IMPACT OF THE YEAR 2000 ISSUE

     The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as embedded computer chips contained in devices and special codes in software that make use of the date field.

     The Company has developed plans to address the Year 2000 issue. The Company's present Year 2000 plan consists of five phases:

(1) inventory of business critical information technology assets;

(2) assessment of repair requirements;

(3) repair or replacement;

(4) testing of systems; and

(5) creation of contingency plans in the event of Year 2000 failures.

     As of August 31, 1998, the Company had completed the first and second phases of the Year 2000 plan for its own business critical information technology assets including its accounting systems, loan origination systems, word and data processing systems, customer telephone service center, and business machines. The Company is relying upon the representations of third party vendors as to the Year 2000 readiness of certain of its software, its business machines, such as copiers and facsimile machines, and of facilities, such as physical office locations. The Company does not have plans for testing embedded computer chips contained in devices, or in special codes in software that make use of the date field incidental to their operation.

     All five phases of the Company's Year 2000 plan are expected to be completed by August 31, 1999. Based on information currently available, the Company's costs to remedy its own critical information technology assets are estimated to be approximately $225,000. These costs will cover hardware and software upgrades, systems consulting and computer maintenance. The Company plans to charge these costs to expense as incurred, and it believes such costs will not have a material effect on its liquidity or financial condition. As part of its Year 2000 plan, the Company has accelerated the schedule of implementation of certain of the Company's previously planned information technology projects. Therefore, the Company does not expect to defer any specific information technology project as a result of the implementation of its Year 2000 plan.

     Until system testing is substantially in process, the Company cannot fully estimate the risks of the Year 2000 issue. To date, the Company has not identified any of its own business critical information technology assets that it believes present a material risk of not being Year 2000 compliant or for which a suitable alternative cannot be implemented. However, as the Company's Year 2000 plan proceeds into subsequent phases, it is possible that the Company may identify assets that do present a risk of a Year 2000-related disruption. Such a disruption would have a material adverse effect on financial condition and results of operations. Because the Company has not begun system testing, and, accordingly, has not fully assessed its risks from potential Year 2000 failures, the Company has not yet developed specific Year 2000 contingency plans.

     As of August 31, 1998, the Company had begun to make inquiry of substantially all of its strategic partners, vendors and third party entities with which it has material relationships, and had begun to compile data related to their Year 2000 plans. The Company's reliance upon certain third parties, vendors and strategic partners for loan servicing, investor reporting, document custody and other functions, means that their failure to adequately address the Year 2000 issue could have a material adverse impact on the Company's operations and financial results. The Company has received assurances from its two major strategic partners, City Mortgage Services and Sovereign Bank, NA, that they have implemented plans to address the Year 2000 issue. The Company has not evaluated these plans or assurances for their accuracy and adequacy, or developed contingency plans in the event of their failure. The Company has not yet received a significant number of responses from its vendors or other third parties, and therefore potential risks related to their failure to address Year 2000 issues are not known at this time.

     The Company also relies upon certain government entities (such as the U.S. Dept. of Housing and Urban Development and various state regulatory agencies), utility companies, telecommunication service companies and other service providers outside of the Company's control. There can be no assurance that such suppliers, government entities, or other third parties will not suffer a Year 2000 business disruption. Such failures would have a material adverse effect on the Company's financial condition and results of operations.

     In addition, the Company's credit risk associated with its borrowers may increase as a result of borrowers' individual Year 2000 issues. Negative impact of Year 2000 issues upon borrowers may result in borrowers' inability to pay, increases in delinquent loans, and a loss of residual income to the Company. While at this time, it is not possible to calculate the potential impact of such increased delinquent loans, it is believed that increased delinquencies would have a material adverse impact on the financial condition of the Company.

     Because of uncertainties, the actual effects of the Year 2000 issue on the Company may be different from the Company's current assessment. The effect on the Company's results of operations if the Company, its strategic partners, vendors or other third parties are not fully Year 2000 compliant is not reasonably estimable. The description of the Company's Year 2000 plans contain "forward-looking" statements about matters that are inherently difficult to predict. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Some of the important factors that affect these statements have been briefly described. Such forward-looking statements involve risks and uncertainties that may affect future developments such as, for example, the ability to deal with the Year 2000 issue, including problems that may arise on the part of third parties. If the repairs and modifications required to make the Company Year 2000 ready are not made or are not completed on a timely basis, the resulting problems would have a material adverse impact on the operations and financial condition of the Company.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This annual report contains certain statements as to our future expectations, which are referred to as forward-looking statements. These forward-looking statements are based on our beliefs as well as assumptions made by and information currently available to us. These forward-looking statements are principally contained in the sections "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." They relate to our expectations and estimates of the Company's business operations, including the implementation of new business and operating strategies, future financial performance, and expected growth in revenues, net income and cash flows. However, these statements reflect only our current views with respect to future events and are subject to risks, uncertainties and assumptions. You must keep in mind that factors such as a history of losses, risks associated with implementing a new strategic plan, risks associated with a new management team, and general economic conditions could cause actual results to differ materially from those expressed in any forward-looking statement. If one or more of these risks or uncertainties materialize, or if our assumptions prove incorrect, actual results may materially differ from the results expressed in this prospectus, as anticipated, believed, estimated or expected. In addition, we believe that due to recent substantial changes to the Company's business and operating strategies, the Company's historical financial and operating data are not likely to be indicative of the Company's future performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are listed under Item 14(a) of this annual report and are filed as part of this report on the pages indicated. The supplementary data are included under Item 7 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 1, 1998.

NAME                                        AGE                   POSITION
----                                        ---                   --------
Edward B. Meyercord.......................  57    Chairman of the Board and Chief
                                                  Executive Officer
Wm. Paul Ralser...........................  57    President, Chief Operating Officer and
                                                    Director
J. Richard Walker.........................  51    Executive Vice President and Chief
                                                  Financial Officer
Spencer I. Browne.........................  48    Director
Hubert M. Stiles..........................  51    Director
David J. Vida, Jr.........................  32    Director
John D. Williamson, Jr....................  63    Director

     Edward B. "Champ" Meyercord has been Chairman and Chief Executive Officer of the Company since July 1998 and, prior thereto, he was a special consultant to the Company since May 1998. Since 1994, Mr. Meyercord was a senior investment banker with Greenwich Capital Markets, most recently as a co-head of the Mortgage and Asset Backed Finance Group. In addition to his involvement with asset backed securities, Mr. Meyercord was involved in the development of financing vehicles for specialty finance companies. Greenwich Capital Markets has performed investment banking services for the Company since 1994. Prior to 1994, Mr. Meyercord was a co-managing partner of Hillcrest Partners, a private investment bank specializing in mergers and acquisitions for financial institutions. Mr. Meyercord is a member of the Board of Directors of The National Home Equity Mortgage Association.

     Wm. Paul Ralser. Mr. Ralser has been a Director of the Company since June 1998 and President and Chief Operating Officer since September 1998. Mr. Ralser has served as President and Chairman of the Board of First Fidelity Bancorp, Inc. since June 1996. Since December 1994, Mr. Ralser has been President and Chief Executive Officer of First Fidelity Thrift & Loan Association. From October 1992 to December 1994, Mr. Ralser was Executive Vice President and Director of Affordable Housing for Countrywide Funding Corporation ("Countrywide") and, from September 1986 until August 1992, he served as President and Chief Executive Officer of Countrywide Thrift and Loan.

     J. Richard Walker has been Executive Vice President and Chief Financial Officer of the Company since October 1998. Since 1988, Mr. Walker has been a principal of Walker & Mikloucich, P.C., an accounting firm. Since 1986, Mr. Walker has been managing director of Vulcan Capital, Inc., formerly TVG Associates, Inc., a business advisory services firm.

     Spencer I. Browne has been a Director of the Company since consummation of the initial public offering in November 1996. For more than five years prior to September 1996, Mr. Browne held various executive and management positions with several publicly traded companies engaged in businesses related to the residential and commercial mortgage loan industry. From August 1988 until September 1996, Mr. Browne served as President, Chief Executive Officer and a Director of Asset Investors Corporation ("AIC"), a New York Stock Exchange ("NYSE") traded company he co-founded in 1986. He also served as President, Chief Executive Officer and a Director of Commercial Assets, Inc., an American Stock Exchange traded company affiliated with AIC, from its formation in October 1993 until September 1996. In addition, from June 1990 until March 1996, Mr. Browne served as President and a Director of M.D.C. Holdings, Inc., a NYSE traded company and the parent company of a major home builder in Colorado.

     Hubert M. Stiles. Mr. Stiles has been a Director of the Company since July 1998. Since September 1996, Mr. Stiles has been a money manager for and President of T. Rowe Price Recovery Fund II Associates, L.L.C. Mr. Stiles has been Vice President of T. Rowe Price Associates, Inc. and a money manager for and President of T. Rowe Price Recovery Fund Associates, Inc. since May 1988.

     David J. Vida, Jr. Mr. Vida has been a Director of the Company since June 1998. Since July 1996, Mr. Vida has been President of City Mortgage Services, a division of City National Bank. Mr. Vida served as Chief Financial Officer of Prime Financial Corp. from June 1994 until June 1996. From January 1992 to June 1996, Mr. Vida was a Senior Accountant for KPMG Peat Marwick LLP.

     John A. Williamson, Jr. has been a Director of the Company since September 1998. Since January 1997, Mr. Williamson has been practicing law as a sole practitioner, focusing on consulting, mediation and expert witnesses. From 1976 to January 1997, Mr. Williamson worked in various capacities at Transport Life Insurance Company (a subsidiary of Travelers Group, Inc.) including Vice Chairman of the Board from 1995 to 1997 and Chairman of the Board from 1995 to 1998.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission and the Nasdaq National Market initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such persons are required by the Commission to furnish the Company with copies of all Section 16(a) forms that are filed.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, for the fiscal year ended August 31, 1997, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten-percent beneficial owners were properly filed except that Spencer I. Browne received 4,760 shares of the Company's common stock in September 1997, as a result of the spin-off of the Company's common stock by Mego Financial, which was not reported on his Form 4 until January 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation earned by the Company's chief executive officer and the other executive officer as of August 31, 1998 whose annual salary and bonus during fiscal 1998 exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM
                                                                              COMPENSATION
                                                                                 AWARDS
                                            ANNUAL                            ------------
                                         COMPENSATION                          NUMBER OF
                             FISCAL   -------------------    OTHER ANNUAL       OPTIONS         ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR     SALARY     BONUS     COMPENSATION(1)    GRANTED(2)    COMPENSATION(3)
---------------------------  ------   --------   --------   ---------------   ------------   ---------------
Edward B. Meyercord(4)....    1998    $ 63,462   $     --       $    --        4,818,591        $     --
  Chairman of the Board       1997          --         --            --               --              --
  and Chief Executive         1996          --         --            --               --              --
  Officer
James L. Belter(5)........    1998    $212,519   $100,000       $ 9,919               --        $135,868
  Executive Vice President    1997     180,003    100,000        15,896          100,000              --
  and Treasurer               1996     159,080     50,000         4,330               --              --

-------------------------

(1) Other annual compensation consisted of car allowances, contributions to 401(k) plans and moving expenses.
(2) See "-- Employment Agreements" and "-- Company Stock Option Plans" below.
(3) All other compensation consisted of funds received from the Company for repurchase of outstanding SARs and stock options.
(4) Mr. Meyercord became Chief Executive Officer of the Company in August 1998.
(5) Mr. Belter resigned from the Company on November 30, 1998.

     The following table sets forth certain information concerning grants of stock options made during the fiscal year ended August 31, 1998 to the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                       INDIVIDUAL GRANTS
                       -------------------------------------------------
                                     PERCENT OF                            POTENTIAL REALIZABLE VALUE AT
                       NUMBER OF       TOTAL                                  ASSUMED ANNUAL RATES OF
                       SECURITIES     OPTIONS                              STOCK PRICE APPRECIATION FOR
                       UNDERLYING    GRANTED TO    EXERCISE                         OPTION TERM
                        OPTIONS     EMPLOYEES IN    PRICE     EXPIRATION   -----------------------------
NAME                   GRANTED(#)   FISCAL YEAR     ($/SH)       DATE          5%($)          10%($)
----                   ----------   ------------   --------   ----------   -------------   -------------
Edward B.
  Meyercord..........  4,818,591        80.1%       $1.50      06/29/08     $11,773,465     $18,747,276
  Chairman of the
  Board and Chief
  Executive Officer
James L. Belter......         --          --           --            --              --              --
  Executive Vice
  President and
  Treasurer(1)

-------------------------

(1) Mr. Belter resigned from the Company on November 30, 1998.

     The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of August 31, 1998. No stock options were exercised by the Named Executive Officers during the fiscal year ended August 31, 1998. See "-- Company Stock Option Plans."

                 AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

                                                                    VALUE OF UNEXERCISED
                                      NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
                                         OPTIONS HELD AT                   HELD AT
                                         AUGUST 31, 1998             AUGUST 31, 1998(1)
                                   ---------------------------   ---------------------------
                                   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                   -----------   -------------   -----------   -------------
Edward B. Meyercord..............        --        4,818,591       $    --        $    --
James L. Belter(2)...............    20,000           80,000            --             --

-------------------------

(1) The closing sales price of the Company's common stock as reported on the Nasdaq National Market on August 31, 1998 was $1.53. All options held as of August 31, 1998 were granted at exercise prices in excess of such market price.
(2) Mr. Belter resigned from the Company on November 30, 1998.

DIRECTOR COMPENSATION

     The Company reimburses all directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as directors. Members of the Board of Directors of the Company who are not employees of the Company receive an annual retainer fee of $30,000 plus $1,500 for chairing a committee or $1,000 for serving as a member of a committee. In addition, each director receives $1,000 for each Board or committee meeting (but only $500 for a committee meeting held on the same day as a board meeting). Directors are also reimbursed for their expenses incurred in attending meetings of the board of directors and its committees.

EMPLOYMENT AGREEMENTS

     On June 23, 1998, the Company entered into an employment agreement with Edward B. "Champ" Meyercord (the "Meyercord Agreement") pursuant to which Mr. Meyercord became the Chairman of the Board and Chief Executive Officer of the Company. The initial term of the agreement terminates on December 31, 2001 and the agreement will continue on a year-to-year basis unless terminated by either party. The agreement provides for an initial annual base salary of $300,000. From the date of the Meyercord Agreement until December 31, 1998, Mr. Meyercord is entitled to a bonus of at least $250,000. For each subsequent calendar year during the term of the agreement, Mr. Meyercord shall be entitled to receive bonuses pursuant to a management incentive compensation plan for senior management to be established by the Company. Pursuant to the Meyercord agreement, upon consummation of the Exchange Offer, Mr. Meyercord was granted options to purchase 5% of the total outstanding shares of common stock outstanding after the recapitalization on a fully-diluted basis at an exercise price equal to the per share price in the private placements. In addition, the Meyercord Agreement provides that upon consummation of an offering of rights to purchase common stock, Mr. Meyercord shall be granted options to purchase a number of shares of common stock equal to 5% of the number of shares of common stock issued in the offering at an exercise price equal to price per share in the offering.

     Upon termination of the agreement for "cause," Mr. Meyercord will be entitled to receive his base salary through the effective date of termination and any determined but unpaid incentive compensation for any bonus period ending on or before the date of termination. In the event of termination "without cause," Mr. Meyercord will be entitled to (1) any unpaid base salary through the date of termination, (2) accrued but unpaid incentive compensation, if any, for the bonus period ending on or before the date of termination, (3) the continuation of any benefits through the expiration of the Meyercord Agreement and (4) the payment, through the date of expiration of the Meyercord Agreement, of his base salary and incentive compensation (in an amount equal to the incentive compensation paid to Mr. Meyercord for the calendar year immediately preceding termination). In the event of a change of control of the Company accompanied within two years by either (1) termination of Mr. Meyercord's employment by the Company "without cause" or (2) Mr. Meyercord's voluntarily termination for "good reason," Mr. Meyercord will be entitled to the amounts receivable upon a termination "without cause." In addition, upon a change of control any vested stock options granted to Mr. Meyercord will accelerate and become immediately vested. The Meyercord Agreement contains a non-competition provision that generally prohibits Mr. Meyercord from competing with the Company during his employment by the Company and for the two-year period following the termination of his employment for any reason.

     The Company intends to enter into employment agreements with certain other members of senior management, including Messrs. Ralser and Walker.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 1, 1998, information with respect to the beneficial ownership of the common stock by (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) each director of the Company, (3) each of the Named Executive Officers, and (4) all directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

NAME AND ADDRESS OF                                  NUMBER OF SHARES     PERCENTAGE
BENEFICIAL OWNER(1)                                 BENEFICIALLY OWNED   OWNERSHIP(2)
-------------------                                 ------------------   ------------
DIRECTORS AND EXECUTIVE OFFICERS:
Edward B. Meyercord...............................              --              *
J. Richard Walker.................................              --              *
James L. Belter(3)................................          24,408              *
Spencer I. Browne.................................          37,260              *
Wm. Paul Ralser...................................          20,000              *
Hubert M. Stiles, Jr.(4)..........................       6,666,667           21.8%
David J. Vida, Jr.................................              --              *
John D. Williamson, Jr............................              --              *
All executive officers and directors of the
  Company as a group (8 persons)..................       6,748,335           22.1%
OTHER LARGE STOCKHOLDERS:
City National Bank(5).............................      13,333,367           30.1%
Sovereign Bancorp(6)..............................      13,333,367           30.1%
Emanuel J. Friedman(7)(8).........................       6,666,667           21.8%
T. Rowe Price Recovery Fund II, L.P.(4)...........       6,666,667           21.8%
Friedman, Billings, Ramsey Group, Inc.(7).........         868,980           18.4%

-------------------------

    * Less than 1%.
 (1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this prospectus upon the exercise of options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this prospectus have been exercised.
 (2) Based on 30,566,667 shares of common stock outstanding as of December 1, 1998.
 (3) Includes (i) 2,000 shares held jointly with his spouse and (ii) 20,000 shares issuable upon exercise of currently exercisable options.
 (4) The address of Mr. Stiles and T. Rowe Price Recovery Fund II, L.P. is 100 East Pratt Street, Baltimore, Maryland 21202. Represents shares beneficially owned by T. Rowe Price Recovery Fund II, L.P., T. Rowe Price Recovery Fund II Associates, L.L.C. and T. Rowe Price Associates, Inc. (of which Mr. Stiles is a vice president). Mr. Stiles disclaims beneficial ownership of these shares. Based on a Schedule 13G filed with the SEC on July 10, 1998.

 (5) City National Bank's address is 25 Gatewater Road, Charleston, West Virginia 25313. Represents (i) 6,666,700 shares issuable upon conversion of preferred stock and (ii) 6,666,667 shares issuable upon exercise of currently outstanding options.
 (6) Sovereign Bancorp's address is 1130 Berkshire Boulevard, P.O. Box 12646, Reading, Pennsylvania 19612. Represents (i) 6,666,700 shares issuable upon conversion of preferred stock and (ii) 6,666,667 shares issuable upon exercise of currently outstanding options.
 (7) The address of Friedman, Billings, Ramsey Group, Inc. ("FBRG") is 1001 19th Street North, Arlington, Virginia 22209. As of December 1, 1998, FBRG, through its three wholly owned subsidiaries Friedman, Billings, Ramsey Investment Management, Inc. ("Investment Management"), FBR Offshore Management, Inc. ("Offshore Management") and Orkney Holdings, Inc. ("Orkney"), had sole voting and dispositive power with respect to 5,359,116 shares of common stock. This number does not include 6,666,667 shares of common stock owned by Emanuel J. Friedman, as to which FBRG disclaims beneficial ownership. Investment Management serves as general partner and discretionary investment manager for FBR Ashton, L.P. ("Ashton") which, as of December 1, 1998, owned 824,187 shares of common stock. Offshore Management serves as discretionary manager for FBR Opportunity Fund, Ltd. ("Opportunity Fund") which, as of December 1, 1998, owned 82,622 shares of Common Stock. Each of FBRG, Investment Management and Offshore Management disclaims beneficial ownership of shares of common stock owned by the other two entities. Orkney is a wholly-owned subsidiary of FBRG which, as of December 1, 1998, owned 4,452,307 shares of common stock and 2,125 shares of preferred stock (which are convertible into an aggregate of 1,416,673 shares of common stock). Each of FBRG, Ashton, Opportunity Fund and Orkney disclaims beneficial ownership of the shares of common stock owned by the other three entities. In addition, Emanuel J. Friedman, Eric F. Billings and W. Russell Ramsey are each control persons with respect to FBRG
 (8) Mr. Friedman's address is 1001 19th Street, Arlington, Virginia 22209. Excludes 5,359,116 shares beneficially owned by FBRG, as to which Mr. Friedman disclaims beneficial ownership. Mr. Friedman has notified the Company that, until the earlier of (A) the first date on which he, together with FBR and its affiliates, holds shares of common stock representing less than 20% of the total issued and outstanding common stock or (B) the date on which he deposits his shares of common stock in a voting trust to be voted by an unaffiliated third party, he waives the right to vote his shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Listed below are transactions the Company has entered into with its affiliates in the past three years. An "affiliate" generally is a person or entity that is (1) "controlled by the Company," such as an officer of the Company, (2) that "controls the Company" such as a director of a company, and in the case of the Company, Mego Financial, the Company's former parent; or (3) entities under "common control" with a company. PEC, a subsidiary of Mego Financial, is an affiliate of Mego Financial because it is "controlled by" Mego Financial, and is an affiliate of the Company, because the directors that controlled the Company until the completion of the recapitalization also controlled Mego Financial.

RELATIONSHIP WITH GREENWICH

     Champ Meyercord, the Company's Chairman of the Board and Chief Executive Officer, was formerly a senior investment banker at Greenwich Capital Markets ("Greenwich"). In October 1996, Greenwich agreed to purchase from the Company $2.0 billion of loans over a five year period. The Company has sold Greenwich approximately $800 million in loans from the inception of the agreement. The agreement with Greenwich was terminated in June 1998 and the Company has no further obligation under the agreement.

     In April 1997, the Company entered into a pledge and security agreement with Greenwich for an $11.0 million revolving credit facility. The amount which could be borrowed under the agreement was increased to $15.0 million in June 1997 and to $25.0 million in July 1997. As of August 31, 1998, approximately $10.0 million was outstanding under the agreement. Amounts borrowed under this facility are secured by certain of the Company's mortgage related securities. The Company was in default under the first credit facility as a result of a default under the indenture governing the Old Notes. The default was waived on December 2, 1998 effective August 31, 1998. The revolving credit facility matures on December 31, 1998.

TAX SHARING AND INDEMNITY AGREEMENT

     For taxable periods up to the date of the spin-off, the Company's results of operations were includable in the tax returns filed by Mego Financial's affiliated group for federal income tax purposes. Under a tax allocation and indemnity agreement with Mego Financial, the Company recorded a liability to Mego Financial for federal income taxes calculated on a separate company basis. Under a prior tax sharing arrangement with Mego Financial, the Company recorded a liability to Mego Financial for federal income taxes applied to the Company's financial statement income after giving consideration to applicable income tax law and statutory rates. In addition, both the agreement and the arrangement provided that the Company and Mego Financial each will indemnify the other under certain circumstances. The Company no longer files consolidated returns with Mego Financial's affiliated group. The Company believes that all obligations under the tax sharing agreement have been satisfied.

MANAGEMENT SERVICES AGREEMENT WITH PEC

     Until the recapitalization; PEC, a subsidiary of Mego Financial, supplied the Company on an as-needed basis with certain executive, accounting, legal, management information, data processing, human resources, advertising services and promotional personnel of PEC provided services to the Company on an "as needed" basis. The Company paid management fees to PEC in an amount equal to the direct and indirect expenses of PEC related to the services supplied by its employees to the Company, including an allocable portion of the salaries and expenses of these employees based upon the percentage of time these employees spent performing services for the Company. This arrangement was formalized on September 1, 1996 by execution of a management agreement (the "Management Agreement"), in which PEC agreed to provide management services to the Company for an aggregate annual fee of approximately $967,000. Effective January 1, 1998, the annual fee payable by the Company under the Management Agreement was reduced to $528,000. The Management Agreement was terminated on June 29, 1998.

     For the years ended August 31, 1996, 1997 and 1998, approximately $671,000, $967,000 and $617,000, respectively, of the salaries and expenses of these employees of PEC were attributable to and paid by the Company in connection with services supplied by these employees to the Company. In addition, during the years ended August 31, 1996 and 1997, the Company paid PEC for developing computer programming, incurring costs of $56,000 and $0, respectively. During the year ended August 31, 1998, these costs were $0.

SUB-SERVICING AGREEMENT WITH PEC

     Prior to September 1, 1996, PEC sub-serviced the Company's loans pursuant to which it paid servicing fees of 50 basis points on the principal balance of loans serviced per year. For the years ended August 31, 1996, 1997 and 1998, the Company paid sub-servicing fees to PEC of approximately $709,000, $1.9 million and $2.1 million, respectively. The Company entered into a servicing agreement with PEC (the "Servicing Agreement"), effective as of September 1, 1996, providing for the payment of servicing fees of 50 basis points on the principal balance of loans serviced per year. For the years ended August 31, 1996, 1997 and 1998, the Company incurred interest expense in the amount of $29,000, $16,000 and $0, respectively, related to fees payable to PEC for these services. The interest rates were based on PEC's average cost of funds and equaled 10.68% in 1996 and 10.48% in 1997. Effective September 1, 1997, the servicing fees were reduced to 40 basis points per year and effective January 1, 1998, the servicing fees were further reduced to 35 basis points per year. The Servicing Agreement has been terminated as the mortgage servicing rights were transferred to City National Bank.

FUNDING AND GUARANTEES BY MEGO FINANCIAL

     In order to fund the Company's past operations and growth, and in conjunction with filing consolidated returns, the Company borrowed money from Mego Financial. As of August 31, 1996, 1997 and 1998, the amount of intercompany debt owed to Mego Financial was $12.0 million, $9.7 million and $0, respectively. Prior to the initial public offering, Mego Financial had guaranteed the Company's obligations under the Company's credit agreements and an office lease. The guarantees of the Company's credit agreements were released on the completion of the initial public offering. The Company did not pay any compensation to Mego Financial for such guarantees.

     In November 1996, Greenwich agreed to purchase from the Company $2.0 billion of loans over a five year period. Pursuant to the agreement, Mego Financial issued to Greenwich four-year warrants to purchase 1.0 million shares of Mego Financial's common stock. The value of the warrants, estimated at $3.0 million (0.15% of the commitment amount) as of the commitment date (the "Warrant Value") plus a $150,000 fee has been written off as the commitment for the purchase of loans has been terminated.

     On August 29, 1997, the Company and Mego Financial entered into the Payment Agreement for the Company's repayment after the spin-off of (1) a portion of the debt owed by the Company to Mego Financial as of May 31, 1997 and (2) debt owed by the Company to Mego Financial as of August 31, 1997. Upon consummation of the sale of the Old Notes in October 1997, $3.9 million was paid in accordance with the Payment Agreement. In April 1998, the Company and Mego Financial entered into an agreement (the "1998 Agreement") superseding the Payment Agreement. Pursuant to the 1998 Agreement, the parties agreed to reduce the amounts owed to Mego Financial and agreed to pay such amounts upon the occurrence of certain events. In connection with the Recapitalization, the Company paid PEC $1.6 million to satisfy fully all amounts owed to Mego Financial pursuant to the Payment Agreement and the 1998 Agreement, and the 1998 Agreement was terminated.

RELATIONSHIPS WITH FBR

     FBR served as placement agent for the private placements pursuant to a placement agreement (the "Placement Agreement"). Under the terms of the Placement Agreement, the Company paid FBR a fee 1.6 million shares of common stock equal to 6.0% of the gross proceeds received by the Company from the sale of the shares of common stock and preferred stock in the recapitalization. The gross proceeds did not include $10.0 million of Common Stock acquired by an affiliate of FBR. In addition, the Company has agreed, pursuant to the Placement Agreement, to indemnify FBR against certain liabilities, including liabilities under the Securities Act, and other liabilities incurred in connection with the recapitalization. In addition, the Company paid to FBR an advisory fee of $416,667 in connection with the recapitalization.

     According to FBRG, as of December 1, 1998, FBRG, through its three wholly-owned subsidiaries, Investment Management, Offshore Management and Orkney had sole voting and dispositive power with respect to 5,359,116 shares of common stock. FBRG has advised the Company that, in the ordinary course of its business, it may at any time hold long or short positions in such securities. Investment Management serves as general partner and discretionary investment manager for Ashton which, as of December 1, 1998, owned 824,187 shares of common stock. Offshore Management serves as discretionary manager for Opportunity Fund which, as of December 1, 1998, owned 82,622 shares of common stock. Each of FBRG, Investment Management and Offshore Management disclaims beneficial ownership of shares of common stock owned by the other two entities. Each of FBRG, Ashton, Opportunity Fund and Orkney disclaims beneficial ownership of shares of common stock owned by the other three entities. In addition, Emanuel
J. Friedman, Eric F. Billings and W. Russell Ramsey are each control persons with respect to FBRG. In addition, Emanuel J. Friedman owns and has shared voting and dispositive power with his wife over an additional 6,666,667 shares of common stock.

     FBR was a managing underwriter for the Company's initial public offering and the Company's offering of the Old Notes, and was the purchaser of Old Notes. FBR received compensation for such services and the Company agreed to indemnify FBR against certain liabilities, including liabilities under the Securities Act, and other liabilities arising in connection with such offerings. In addition, FBR has in the past provided certain investment banking services to the Company and affiliates of the Company.

THE RECAPITALIZATION

     For a description of transactions with related parties in connection with the recapitalization, see "Business -- The Recapitalization."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

1. The following financial statements are filed with this report on the pages indicated:

                                                              PAGE
                                                              ----
MEGO MORTGAGE CORPORATION
Report of Independent Public Accountant.....................    68
Statements of Financial Condition at August 31, 1997 and
  1998......................................................    69
Statements of Operations for the years ended August 31,
1996, 1997 and 1998.........................................    70
Statements of Cash Flows for the years ended August 31,
1996, 1997 and 1998.........................................    71
Statements of Stockholders' Equity for the years ended
August 31, 1996, 1997 and 1998..............................    73
Notes to Consolidate Financial Statements...................    74

2. The Company is not required to file any financial statement schedules.

3. Exhibits

See Item 14(c) below.

     (b) On July 15, 1998, the Company filed a Current Report on Form 8-K announcing completion of the recapitalization.

     (c) Exhibits.

EXHIBIT
 NUMBER         DESCRIPTION
--------        -----------
 3.1(1)     --  Amended and Restated Certificate of Incorporation of the
                Company.
 3.2(1)     --  By-laws of the Company, as amended.
 4.1(1)     --  Specimen Common Stock Certificate.
10.1(1)     --  1996 Stock Option Plan.
10.2(1)     --  Office Lease by and between Mass Mutual and the Company dated April 1996.
10.3(2)     --  Credit Agreement between the Company and Textron Financial
                Corporation dated October 22, 1997.
10.4(2)     --  Excess Yield and Servicing Rights and Assumption Agreement
                between the Company and Greenwich Capital Markets, Inc.
                dated January 22, 1998
10.5(2)     --  Agreement between the Company and Preferred Equities
                Corporation, dated February 9, 1998, regarding assignment of rights related to the Loan Program Sub-Servicing Agreement to Greenwich Capital Markets, Inc.

EXHIBIT
 NUMBER         DESCRIPTION
--------        -----------
10.6(2)     --  Amendment to Excess Yield and Servicing Rights and
                Assumption Agreement between the Company and Greenwich
                Capital Markets, Inc. dated February 10, 1998
10.7(2)     --  Second Amendment to Excess Yield and Servicing Rights and
                Assumption Agreement between the Company and Greenwich
                Capital Markets, Inc. dated February, 1998
10.8(3)     --  Preferred Stock Purchase Agreement dated as of June 9, 1998 between City National Bank of West Virginia and Mego
                Mortgage Corporation
10.9(3)     --  Stock Option Agreement dated as of June 29, 1998 by Mego
                Mortgage Corporation in favor of City National Bank of West
                Virginia
10.10(4)    --  Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and City National Bank of
                West Virginia*
10.11(3)    --  Bulk Servicing Purchase Agreement dated as of June 26, 1998 between City National Bank of West Virginia and Mego
                Mortgage Corporation
10.12(3)    --  Servicing Agreement dated as of June 26, 1998 between Mego
                Mortgage Corporation and City Mortgage Services
10.13(3)    --  Subservicing Agreement dated as of June 29, 1998 between
                Mego Mortgage Corporation and City Mortgage Services
10.14(3)    --  City Mortgage Services Option Agreement dated as of June 29,
                1998 between City National Bank of West Virginia and Mego
                Mortgage Services
10.15(3)    --  Right of First Refusal Agreement dated as of June 29, 1998 among City National Bank of West Virginia, Sovereign
                Bancorp, Inc. and Mego Mortgage Corporation
10.16(3)    --  Preferred Stock Purchase Agreement dated as of June 9, 1998 between Mego Mortgage Corporation and Sovereign Bancorp,
                Inc.
10.17(3)    --  Stock Option Agreement Dated as of June 29, 1998 by Mego
                Mortgage Corporation in favor of Sovereign Bancorp, Inc.
10.18(4)    --  Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation in favor of Sovereign
                Bancorp, Inc.
10.19(4)    --  Participation Agreement dated as of June 29, 1998 between
                Mego Mortgage Corporation and Sovereign Bank
10.20(4)    --  Master Mortgage Loan Purchase Agreement dated as of June 29,
                1998 between Sovereign Bank and Mego Mortgage Corporation
10.21(4)    --  Form of Custodian Agreement dated as of June 29, 1998 among
                Sovereign Bank, State Street Bank and Trust Company and Mego
                Mortgage Corporation
10.22(4)    --  Common Stock Purchase Agreement dated as of June 9, 1998 between Mego Mortgage Corporation and Emanuel J. Friedman
10.23(4)    --  Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and Emanuel J. Friedman
10.24(4)    --  Indenture dated as of June 29, 1998 between Mego Mortgage
                Corporation and American Stock Transfer & Trust Company, as
                Trustee

EXHIBIT
 NUMBER         DESCRIPTION
--------        -----------
10.25(4)    --  Form of Note issued pursuant to Indenture dated as of June
                29, 1998 between Mego Mortgage Corporation and American
                Stock Transfer & Trust Company, as Trustee
10.26(4)    --  Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and Friedman, Billings,
                Ramsey & Co., Inc., as placement agent
10.27(4)    --  Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and Friedman, Billings,
                Ramsey & Co., Inc., as placement agent
10.28(4)    --  Certificate of Designations, Preferences and Rights of
                Series A Convertible Preferred Stock of Mego Mortgage
                Corporation
10.29(3)    --  Co-Sale Agreement dated as of June 29, 1998 among Mego
                Mortgage Corporation, Emanuel J. Friedman, Friedman,
                Billings, Ramsey & Co., Inc., City National Bank of West
                Virginia and Sovereign Bancorp, Inc.
10.30(4)    --  Employment Agreement dated June 23, 1998 between Mego
                Mortgage Corporation and Edward B. "Champ" Meyercord
21.1        --  Subsidiaries of the Registrant
27.1        --  Financial Data Schedule (for SEC purposes only)

-------------------------

(1) Filed as part of the Registration Statement on Form S-1 filed by the Company, as amended (File No. 333-12443), and incorporated herein by reference.
(2) Filed as part of the Form 10-Q for the quarter ended February 28, 1998 and incorporated herein by reference.
(3) Filed as part of the Form 10-Q for the quarter ended May 31, 1998 and incorporated herein by reference.
(4) Filed as part of the Form 10-Q/A for the quarter ended May 31, 1998.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Mego Mortgage Corporation
Atlanta, Georgia

     We have audited the accompanying statements of financial condition of Mego Mortgage Corporation (the "Company") as of August 31, 1997 and 1998, and the related financial statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Mego Mortgage Corporation at August 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1998 in conformity with generally accepted accounting principles.

                                              DELOITTE & TOUCHE LLP

San Diego, California
December 14, 1998

                           MEGO MORTGAGE CORPORATION

                       STATEMENTS OF FINANCIAL CONDITION

                                                                   AUGUST 31,
                                                             -----------------------
                                                                1997         1998
                                                             ----------   ----------
                                                             (THOUSANDS OF DOLLARS,
                                                                EXCEPT PER SHARE
                                                                    AMOUNTS)
                                       ASSETS
Cash and cash equivalents..................................   $  6,104     $ 36,404
Cash deposits, restricted..................................      6,890        3,662
Loans held for sale, net of allowance for credit losses of
  $100 and $76 and valuation allowance of $0 and $10,901...      9,523       10,975
Mortgage related securities, at fair value.................    106,299       34,830
Mortgage servicing rights..................................      9,507           83
Other receivables..........................................      7,945        5,078
Property and equipment, net of accumulated depreciation of
  $675 and $1,181..........................................      2,153        1,813
Organizational costs, net of amortization..................        289           96
Prepaid debt expenses......................................      2,362        2,790
Prepaid commitment fee.....................................      2,333           --
Deferred federal income tax asset..........................      2,354        5,376
Deferred state income tax asset............................         --        3,064
Other assets...............................................        795          364
                                                              --------     --------
          Total assets.....................................   $156,554     $104,535
                                                              ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes and contracts payable..............................   $ 35,572     $ 16,345
  Accounts payable and accrued liabilities.................     20,212       16,431
  Allowance for credit losses on loans sold with
     recourse..............................................      7,014        2,472
  State income taxes payable...............................        649           --
  Subordinated debt........................................     40,000       42,693
                                                              --------     --------
          Total liabilities................................    103,447       77,941
                                                              --------     --------
Commitments and contingencies (Note 16)
Stockholders' equity:
  Convertible Preferred stock, $.01 par value per share
     (authorized -- 5,000,000 shares; issued and
     outstanding -- 0 and 62,500)..........................         --            1
  Common stock, $.01 par value per share (authorized --
     400,000,000 shares; issued and
     outstanding -- 12,300,000 and 30,566,667).............        123          306
  Additional paid-in capital...............................     29,185      122,143
  Retained earnings (accumulated deficit)..................     23,799      (95,856)
                                                              --------     --------
          Total stockholders' equity.......................     53,107       26,594
                                                              --------     --------
          Total liabilities and stockholders' equity.......   $156,554     $104,535
                                                              ========     ========

                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION
                            STATEMENTS OF OPERATIONS

                                                     FOR THE YEARS ENDED AUGUST 31,
                                                -----------------------------------------
                                                  1996          1997            1998
                                                ---------   -------------   -------------
                                                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE
                                                                AMOUNTS)
REVENUES:
  Gain (loss) on sale of loans................   $16,539     $    45,123     $   (26,578)
  Net unrealized gain (loss) on mortgage
     related securities.......................     2,697           3,518         (70,024)
  Loan servicing income, net..................     3,348           3,036             999
  Interest income.............................     2,104           9,507          14,786
  Less: interest expense......................    (1,116)         (6,374)        (13,162)
                                                 -------     -----------     -----------
     Net interest income......................       988           3,133           1,624
                                                 -------     -----------     -----------
          Total revenues (losses).............    23,572          54,810         (93,979)
                                                 -------     -----------     -----------
COST AND EXPENSES:
  Net provision (benefit) for credit losses...        55           6,300          (3,198)
  Depreciation and amortization...............       394             672           1,013
  Other interest..............................       167             245             439
  General and administrative:
     Payroll and benefits.....................     6,328          13,052          18,582
     Credit reports...........................       367           1,387             510
     Rent and lease expenses..................       338           1,199           1,616
     Professional services....................     1,771           2,271           4,783
     Sub-servicing fees.......................       709           1,874           2,160
     Other services...........................       665           1,352           2,068
     FHA insurance............................       572             558             430
     Travel...................................       677           1,005           1,159
     Other....................................       374           1,085           2,448
                                                 -------     -----------     -----------
          Total costs and expenses............    12,417          31,000          32,010
                                                 -------     -----------     -----------
Income (Loss) Before Income Taxes.............    11,155          23,810        (125,989)
Income Tax Expense (Benefit)..................     4,235           9,062          (6,334)
                                                 -------     -----------     -----------
Net Income (Loss).............................   $ 6,920     $    14,748     $  (119,655)
                                                 =======     ===========     ===========

EARNINGS PER COMMON SHARE:
  Basic:
     Net income (loss)........................               $      1.25     $     (7.72)
                                                             ===========     ===========
     Weighted-average number of common
       shares.................................                11,802,192      15,502,926
                                                             ===========     ===========
  Diluted:
     Net income (loss)........................               $      1.25     $     (7.72)
                                                             ===========     ===========
     Weighted-average number of common shares
       and assumed conversions................                11,802,192      15,502,926
                                                             ===========     ===========

                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                  FOR THE YEARS ENDED AUGUST 31,
                                                 ---------------------------------
                                                   1996        1997        1998
                                                 ---------   ---------   ---------
                                                      (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................  $   6,920   $  14,748   $(119,655)
                                                 ---------   ---------   ---------
  Adjustments to reconcile net income to net
     cash used in operating activities:
     Loans originated for sales, net of loan
       fees....................................   (139,367)   (526,917)   (365,694)
     Proceeds from sale of loans...............    135,483     514,413     360,303
     Payments on loans held for sale...........        504         431       2,191
     Lower of cost or market adjustment........         --          --      10,901
     Net provisions (benefit) for estimated
       credit losses...........................         55       6,300      (3,198)
     Additions to mortgage related
       securities..............................         --    (135,549)    (22,469)
     Accretion of residual interest on mortgage
       related securities......................       (243)     (6,207)     (8,467)
     Write-off/sale of mortgage related
       securities..............................         --      67,040      27,573
     Market valuation of mortgage related
       securities..............................     (2,697)      5,612      73,390
     Payments on mortgage related securities...      1,547         801       1,442
     Additions to excess servicing rights......    (20,563)     (3,887)         --
     Amortization of excess servicing rights...      2,144         956          --
     Additions to mortgage servicing rights....     (3,306)     (7,184)     (3,529)
     Amortization of mortgage servicing
       rights..................................        555       1,504       3,166
     Proceeds from sale of mortgage servicing
       rights..................................         --          --       4,137
     Write-off /valuation of mortgage servicing
       rights..................................         --          --       3,870
     Gain on disposal of fixed assets..........         --          --         (16)
     Depreciation and amortization expense.....        394         672       1,013
     Additions to prepaid debt expenses, net...         --          --      (4,066)
     Amortization of prepaid debt expense......        163         684       1,387
     Additions to prepaid commitment fee,
       net.....................................         --          --      (1,250)
     Amortization/write-off of prepaid
       commitment fee..........................         --         817       3,583
     Changes in operating assets and
       liabilities:
       Cash deposits, restricted...............     (1,942)     (2,416)      3,228
       Deferred income taxes (benefit).........        673      (3,267)     (6,086)
       Other assets, net.......................      1,056      (1,813)      5,017
       State income taxes payable..............        670        (260)       (649)
       Other liabilities, net..................      5,514       1,084      (5,845)
                                                 ---------   ---------   ---------
          Total adjustments....................    (19,360)    (87,186)     79,932
                                                 ---------   ---------   ---------
          Net cash used in operating
             activities........................    (12,440)    (72,438)    (39,723)
                                                 ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...........       (608)     (1,688)       (345)
  Proceeds from the sale of property and
     equipment.................................         --           4          16
                                                 ---------   ---------   ---------
          Net cash used in investing
             activities........................       (608)     (1,684)       (329)
                                                 ---------   ---------   ---------

                                                  FOR THE YEARS ENDED AUGUST 31,
                                                 ---------------------------------
                                                   1996        1997        1998
                                                 ---------   ---------   ---------
                                                      (THOUSANDS OF DOLLARS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on notes and
     contracts payable.........................    146,448     511,878     334,143
  Payments on notes and contracts payable......   (133,709)   (490,503)   (353,370)
  Issuance of subordinated debt................         --      37,750      40,400
  Repurchase of subordinated debt..............         --          --        (125)
  Amortization of premium of subordinated
     debt......................................         --          --         (82)
  Sale of common stock.........................         --      20,658      25,000
  Sale of preferred stock......................         --          --      25,000
  Payment of issuance costs....................         --          --        (614)
                                                 ---------   ---------   ---------
          Net cash provided by financing
             activities........................     12,739      79,783      70,352
                                                 ---------   ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS..................................       (309)      5,661      30,300
CASH AND CASH EQUIVALENTS -- BEGINNING OF
  YEAR.........................................        752         443       6,104
                                                 ---------   ---------   ---------
CASH AND CASH EQUIVALENTS -- END OF YEAR.......  $     443   $   6,104   $  36,404
                                                 =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
     Interest..................................  $     964   $   5,212   $  12,380
     State income taxes........................  $      25   $   1,691   $     506
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Additional paid-in capital created from
     deferred tax asset........................  $      --   $      --   $   2,354
  Forgiveness of due to Mego Financial
     liability.................................  $      --   $      --   $   6,153
  Record liability to repurchase loans from
     City Mortgage Services....................  $      --   $      --   $   9,255
  Exchange of Subordinated Notes for
     Subordinated Notes........................  $      --   $      --   $  41,500
  Exchange of Subordinated Notes for Preferred
     Stock.....................................  $      --   $      --   $  37,500
  Placement agent service fee paid in common
     stock.....................................  $      --   $      --   $   2,400
  Addition to prepaid commitment fee and due to
     Mego Financial in connection with loan
     sale commitment received..................  $      --   $   3,000   $      --
  In connection with the securitization of
     loans and creation of mortgage related
     securities, the Company retained an
     interest only security and a residual
     interest security.........................  $  20,096   $      --   $      --

                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

                             CONVERTIBLE
                           PREFERRED STOCK        COMMON STOCK
                            $.01 PAR VALUE       $.01 PAR VALUE      ADDITIONAL   RETAINED
                           ----------------   --------------------    PAID-IN     EARNINGS
                           SHARES    AMOUNT     SHARES      AMOUNT    CAPITAL     (DEFICIT)     TOTAL
                           -------   ------   -----------   ------   ----------   ---------   ---------
                                           (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
Balance at September 1,
  1995...................       --    $ --    $10,000,000    $100     $  8,550    $   2,131   $  10,781
Net income...............       --      --             --      --           --        6,920       6,920
                           -------    ----    -----------    ----     --------    ---------   ---------
Balance at August 31,
  1996...................       --      --     10,000,000     100        8,550        9,051      17,701
Sale of common stock, net
  of issuance costs......       --      --      2,300,000      23       20,635           --      20,658
Net income...............       --      --             --      --           --       14,748      14,748
                           -------    ----    -----------    ----     --------    ---------   ---------
Balance at August 31,
  1997...................       --      --     12,300,000     123       29,185       23,799      53,107
Increase in additional
  paid-in capital due to
  adjustment of deferred
  federal income tax
  asset related to
  Spin-off...............       --      --             --      --        2,354           --       2,354
Increase in additional
  paid-in capital due to
  settlement of amount
  payable to Mego
  Financial Corp. related
  to Spin-off............       --      --             --      --        6,153           --       6,153
Sale of common stock, net
  of issuance costs......       --      --     18,266,667     183       26,854           --      27,037
Sale of Series A
  convertible preferred
  stock and exchange of
  Senior Subordinated
  Notes for Series A
  convertible preferred
  stock, net of issuance
  costs..................   62,500       1             --      --       57,597           --      57,598
Net loss.................       --      --             --      --           --     (119,655)   (119,655)
                           -------    ----    -----------    ----     --------    ---------   ---------
Balance at August 31,
  1998...................   62,500    $  1    $30,566,667    $306     $122,143    $ (95,856)  $  26,594
                           =======    ====    ===========    ====     ========    =========   =========

                       See notes to financial statements.

                           MEGO MORTGAGE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

1. NATURE OF OPERATIONS

     Mego Mortgage Corporation (the "Company") was incorporated on June 12, 1992, in the State of Delaware. The Company is a specialized consumer finance company that funds, purchases, makes and sells consumer loans secured by deeds of trust on one-to-four family residences. These loans are used to, among other things, purchase one-to-four family residences, refinance existing mortgages, consolidate debt and finance home improvements. The Company's loan products are:

     - Home Equity loans, primarily secured by first liens, and to a substantially lesser extent by second liens, on the borrower's residence. The Company's Home Equity loans are made to borrowers who, because of their credit history, income or other factors, do not conform to the lending criteria of government-chartered agencies (including GNMA, FHLMC or FNMA) mortgage guarantee or purchase programs. As a result, the Company's borrowers pay a higher rate of interest and are able to borrow a lesser amount of the appraised value of their residences than conforming borrowers.

     - Equity + loans, typically secured by a second lien on the borrower's primary residence. The initial principal amount of an Equity + loan when added to the other outstanding senior secured debt on the residence may result in a loan to value ("LTV") of up to 125%.

     Historically, a significant majority of the Company's loan production was purchased from approved mortgage bankers and other financial intermediaries. The Company funds loans that are originated through its network of over 169 pre-approved mortgage brokers as of August 31, 1998. These brokers submit loan packages to the Company, which in turn funds the loans to approved borrowers. All loans funded or purchased by the Company are underwritten and graded by the Company's personnel. Effective in January 1998, the Company's operating strategy was to sell substantially all of its loan production for cash to institutional purchasers.

     Certain of the loans produced by the Company qualify under the provisions of Title I of the National Housing Act which is administered by the U.S. Department of Housing and Urban Development ("HUD"). Prior to May 1996, the Company produced only Title I loans. Pursuant to the Title I credit insurance program, 90% of the principal balances of the loans are U.S. government insured ("Title I loans"), with cumulative maximum coverage equal to 10% of all Title I loans produced by the Company. As a result of prior losses, no FHA insurance remained with respect to the Company's portfolio of Title I loans as of August 31, 1998. In May 1996, the Company commenced the production of Equity + home improvement loans, generally secured by residential real estate, and debt consolidation loans ("Equity + loans") through its network of mortgage bankers and mortgage brokers.

     During fiscal 1995, all loans produced were Title I loans. During fiscal 1996, 91.7% of loans produced were Title I loans and 8.3% of loans produced were Equity + loans. The Company's loan production during the fiscal year ended August 31, 1997 was comprised of 81.4% Equity + loans and 18.6% Title I loans. In December 1997, the Company

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

commenced the origination of Home Equity loans. The Company's loan production during the fiscal year ended August 31, 1998 was comprised of 91.6% Equity + loans, 5.5% Title I loans, and 2.9% Home Equity loans.

     The Company was a wholly owned subsidiary of Mego Financial Corp. ("Mego Financial") until November 1996, when the Company issued 2.3 million shares of its Common Stock, $.01 par value per share (the "Common Stock"), in an underwritten public offering (the "IPO") at $10.00 per share. As a result of the IPO, Mego Financial's ownership in the Company was reduced from 100% at August 31, 1996 to 81.3%. Concurrently with the IPO, the Company issued $40.0 million of 12.5% Senior Subordinated Notes due in 2001 in an underwritten public offering. The proceeds from the offerings received by the Company were used to repay borrowings and provide funds for production and securitizations of loans. In October 1997, the Company issued an additional $40.0 million of 12.5% Senior Subordinated Notes due in 2001 in a private placement (the "Private Placement"). The proceeds from the Private Placement were used to repay borrowings, including borrowings from Mego Financial, and to provide funds for loan production, the securitizations of loans and working capital. The $80.0 million of 12.5% Senior Subordinated Notes due in 2001 are herein referred to as old notes (the "Old Notes").

     On September 2, 1997, Mego Financial distributed all of its 10 million shares of the Company's Common Stock to its stockholders in a tax-free spin-off ("Spin-off").

     On July 1, 1998, the Company completed a series of transactions to recapitalize the Company (the "Recapitalization"). Pursuant to the Recapitalization, the Company raised approximately $84.5 million of additional equity, net of issuance costs. Two strategic partners each purchased 10,000 shares of the Company's newly-designated Series A Convertible Preferred Stock (the "Preferred Stock") at a purchase price of $1,000 per share. The purchasers have each been granted an option, which expires in December 2000, to acquire
6.67 million shares of the Company's Common Stock, subject to adjustment. The number and price of the Company's Common Stock purchasable upon exercise of the option is subject to adjustment from time to time upon the occurrence of: (1) mergers and reclassifications; (2) dividends, subdivisions, combinations; (3) adjustments for issuance below option price; (4) adjustments for issuances below fair market value; (5) special rules and (6) other actions affecting capital stock. The Preferred Stock will be mandatorily converted into Common Stock on June 18, 2000. Each purchaser has a right of first refusal to purchase the Company in the event the Company's Board of Directors determines to sell the Company. In addition, other private investors purchased an aggregate of 5,000 shares of Preferred Stock at a purchase price of $1,000 per share and 16.67 million shares of Common Stock at a purchase price of $1.50 per share. All of the foregoing sales were made pursuant to private placements.

     As part of the Recapitalization, the Company completed an offer to exchange (the "Exchange Offer") new subordinated notes and Preferred Stock, subject to certain limitations, for any and all of the outstanding Old Notes. The Exchange Offer was conditioned upon at least $76.0 million aggregate principal amount of Old Notes being tendered for exchange and conditioned upon at least $30.0 million shares of Common

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

Stock and Preferred Stock being sold in the offerings. The Company would not have consummated the Exchange Offer if less than $30.0 million was raised in the offerings. Pursuant to the Exchange Offer, the Company issued approximately 37,500 shares of Preferred Stock at an issuance price of $1,000 per share, and $41.5 million principal amount of new 12.5% Subordinated Notes due 2001 (the "Current Notes") in exchange for approximately $79.0 million principal amount of Old Notes. The balance of the Old Notes was repurchased by the Company in September and October 1998. The proceeds of the Recapitalization was $50.0 million. The proceeds were used to repay indebtedness, including $1.6 million to a subsidiary of Mego Financial, $5.1 million of interest on the Old Notes and $2.4 million on the warehouse line of credit, to provide capital to originate loans and for other general corporate uses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents -- Cash and cash equivalents consist of cash on hand and on deposit at financial institutions and short term investments with original maturities of 90 days or less when purchased.

     Cash Deposits, Restricted -- Restricted cash represents cash on deposit which is restricted in accordance with the loan sale agreements and funds received from collection of loans which have not yet been disbursed to the purchasers of such loans in accordance with the loan sale agreements.

     Loans Held for Sale -- Loans held for sale are carried at the lower of aggregate cost or market value in the accompanying Statements of Financial Condition, net of allowance for credit losses.

     Allowance for Credit Losses -- Provision for credit losses relating to unsold loans is recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated probable losses resulting from liquidation of outstanding loans. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans produced.

     Valuation Allowance -- Provision for decreases in the market value relating to unsold loans is recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated probable losses from liquidation of outstanding loans. The provision for valuation is based upon the estimated fair market value of the portfolio primarily derived from recent sale data in the marketplace.

     Loan Origination Costs and Fees -- Loan origination costs and fees including non-refundable loan origination fees and incremental direct costs associated with loan production are deferred in compliance with Statement of Financial Accounting Standards ("SFAS") No. 91 "Accounting for Nonrefundable Fees and Costs associated with Originating or Acquiring Loans and Indirect Direct Costs of Leases." ("SFAS 91") and recorded as expense or income upon the sale of the related loans.

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

     Mortgage Related Securities -- In fiscal 1996, the Company securitized a majority of loans produced into the form of a REMIC. A REMIC is a trust issuing multi-class securities with certain tax advantages to investors and which derives its cash flow from a pool of underlying mortgages. Certain of the senior classes of the REMIC are sold, and an interest only strip and a subordinated residual class are retained by the Company. The subordinated residual class is in the form of residual certificates which are classified as residual interest securities. The documents governing the Company's securitizations require the Company to establish initial over-collateralization or build over-collateralization levels through retention of distributions by the REMIC trust otherwise payable to the Company as the residual interest holder. This over-collateralization causes the aggregate principal amount of the loans in the related pool and/or cash reserves to exceed the aggregate principal balance of the outstanding investor certificates. Such excess amounts serve as credit enhancement for the related REMIC trust. To the extent that borrowers default on the payment of principal or interest on the loans, losses will reduce the over-collateralization and cash flows otherwise payable to the residual interest security holder to the extent that funds are available. If payment defaults exceed the amount of over-collateralization, as applicable, the insurance policy maintained by the related REMIC trust will pay any further losses experienced by holders of the senior interests in the related REMIC trust. The Company does not have any recourse obligations for credit losses in the REMIC trust.

     In fiscal 1997, the Company completed five securitizations, including two non-monoline securitizations, two owner's trust securitizations and a combined REMIC grantor trust securitization.

     The two non-monoline securitizations completed in June and August 1997, were accomplished on a senior subordinated basis without insurance as a credit enhancement and were generally collateralized by Equity + home improvement and debt consolidation mortgage loans with typically high loan-to-value ratios. The other three securitization transactions were insured and collateralized by a combination of Title I and Equity + loans. The two monoline owner's trust securitizations were completed in March and May 1997. The REMIC/grantor trust securitization, completed in December 1996, placed all secured Title I loans and those Equity + loans which qualified with a loan-to-value ratio of 125% or less, into the REMIC pool. The grantor trust pool was comprised of unsecured Title I loans and other Equity + loans which did not qualify for the REMIC pool.

     In August 1998, the Company pooled approximately $90.5 million (27.4%) of its loans with an additional $239.6 million (72.6%) from a second party to create a home loan owner trust securitization. The Company is to receive a residual interest in this securitization calculated on a pro rata share of the Company loans originated in the total pool. This residual interest will be owned two-thirds by the Company and one-third by another financial institution. Cashflow on the Company's residual interest will be subordinated to recovery by the financial institution of: (1) premium paid for in the acquisition of the pool; (2) upfront overcollateralization of 1.25% of the total pool; (3) the financial institution's underwriting fee and (4) transaction costs. The total of these recoveries will accrue interest at a 12% per annum rate until recovered. The target

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

overcollateralization level of 6% must be achieved prior to the financial institution receiving any recoveries.

     Pursuant to these securitizations, various classes of mortgage-backed notes and certificates were issued and sold to the public. The Company received residual interest securities, servicing rights and, in some of the transactions, interest only strip securities, all of which (except for the servicing rights) were recorded as mortgage related securities on the Statements of Financial Condition. The residual interest securities and the servicing rights represent the excess differential (after payment of any subservicing, interest and other fees, and the contractual obligations payable to the note and certificate holders) between the interest paid by the obligors of the sold loans and the yield on the sold notes, certificates and interest only strip securities. The Company has also received interest only strip securities from the first two securitizations completed in fiscal 1996 and the first two securitizations completed in fiscal 1997. These interest only securities yield annual rates between 0.45% and 1.00% calculated on the principal balances of loans not in default. The Company may be required to repurchase loans that do not conform to the representations and warranties made by the Company in the securitization agreements and as servicer, may be required to advance interest in connection with the securitizations. Effective January 1, 1997, the Company prospectively adopted SFAS 125 (as defined below).

     In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company classifies residual interest securities, interest only strip securities and interest only receivables as trading securities which are recorded at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. Valuations at origination and at each reporting period are based on discounted cash flow analyses. The cash flows are estimated as the excess of the weighted-average coupon on each pool of loans securitized over the sum of the pass-through interest rate, servicing fees, a trustee fee, an insurance fee and an estimate of annual future credit losses, net of Federal Housing Administration ("FHA") insurance recoveries, related to the loans securitized, over the life of the loans. These cash flows are projected over the life of the loans using prepayment, default, and loss assumptions that the Company believes market participants would use for similar financial instruments and are discounted using an interest rate that the Company believes a purchaser unrelated to the seller of such a financial instrument would require. The valuation includes consideration of characteristics of the loans including loan type and size, interest rate, origination date, and term. The Company also uses other available information such as externally prepared reports on prepayment rates and industry default rates of the type of loan portfolio under review. To the Company's knowledge, there is no active market for the sale of these mortgage related securities. The range of values attributable to the factors used in determining fair value is broad. Although the Company believes that it has made reasonable estimates of the fair value of the mortgage related securities, the rate of prepayments, discount and default rates utilized are estimates, and actual experience may differ.

     Revenue Recognition-Gain(Loss) on Sale of Loans -- Gain on sale of loans includes the gain on sale of mortgage related securities and the gain(loss) on sale of loans held for sale. In accordance with SFAS 125 (as discussed below) the gain on sale of mortgage

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

related securities is determined by an allocation of the cost of the securities based on the relative fair value of the securities sold and the securities retained. In sales of loans through securitization transactions, the Company retains residual interest securities and may retain interest only strip securities. The fair value of the interest only strip securities and residual interest securities is the present value of the estimated cash flow to be received after considering the effects of estimated prepayments and credit losses. The interest only strip securities and residual interest securities are included in mortgage related securities on the Company's Statements of Financial Condition. Market valuation adjustments on loans held for sale and loans reacquired under recourse provisions are included in the gain(loss) on sale of loans.

     In discounting cash flows related to loan sales, the Company defers servicing income at annual rates of 1% to 1.25% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. The cash flows were discounted to present value using discount rates which approximated 12% for each of the years ended August 31, 1996 and 1997 and 16% for the year ended August 31, 1998. The Company has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers.

     In determining expected cash flows, management considers economic conditions at the date of sale. In subsequent periods, these estimates may be revised as necessary using the original discount rate, and any losses arising from prepayment and loss experience will be recognized as realized.

     Mortgage Servicing Rights -- The fair value of capitalized mortgage servicing rights is estimated by calculating the present value of expected net cash flows from mortgage servicing rights using assumptions the Company believes market participants would use in their estimates of future servicing income and expense, including assumptions about prepayment, default and interest rates. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The estimate of fair value was based on a 125, 100 and 100 basis points per annum, respectively, servicing fee reduced by estimated costs of servicing for the years ended August 31, 1996, 1997 and 1998. The estimated net cash flow from servicing utilized a discount rate of 12% for the fiscal years ending August 31, 1996 and 1997, and 16% for the year ended August 31, 1998. At August 31, 1997 and 1998, the book value of mortgage servicing rights approximated fair value. The Company periodically reviews mortgage servicing rights to determine impairment. This review is performed on a disaggregated basis, based upon loan type and date of origination. Impairment is recognized in a valuation allowance for each pool in the period of impairment. The Company has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers.

     Property and Equipment -- Property and equipment is stated at cost and is depreciated over its estimated useful life (generally five years) using the straight-line method. Costs of maintenance and repairs that do not improve or extend the life of the respective assets are recorded as expense.

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

     Organizational Costs -- Organizational costs associated with the organization of the Company, which commenced loan production on March 1, 1994, are being amortized over a five year period. These organizational costs are comprised of costs to incorporate, and legal, accounting and other professional fees. Such amortization is included in depreciation and amortization expense on the Statements of Operations. Accumulated amortization related to organizational costs was $482,000, $675,000 and $867,000 during the years ended August 31, 1996, 1997 and 1998, respectively.

     Allowance for Credit Losses on Loans Sold with Recourse -- Recourse to the Company on sales of loans is governed by the agreements between the purchasers and the Company. The allowance for credit losses on loans sold with recourse represents the Company's estimate of the fair value of its probable future credit losses to be incurred, considering estimated future FHA insurance recoveries on Title I loans. No allowance for credit losses on loans sold with recourse is established on loans sold with servicing released, as the Company has no recourse obligation for credit losses under those whole loan sale agreements. Estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its mortgage related securities. Proceeds from the sale of loans with recourse provisions were $118.1 million, $415.5 million and $146.4 million during the years ended August 31, 1996, 1997 and 1998, respectively.

     Loan Servicing Income -- Fees for servicing loans produced or acquired by the Company and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such loans and are recognized when earned. Interest received on loans sold, less amounts paid to investors, is reported as loan servicing income. Capitalized mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income. Late charges and other miscellaneous income are recognized when collected. Costs to service loans are recorded to expense as incurred.

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

     During the period that a Title I loan is 30 days through 270 days delinquent, the Company previously accrued interest at the HUD guaranteed rate of 7% in lieu of the contractual rate of the loan. When a Title I loan becomes over 270 days contractually delinquent, it is placed on non-accrual status and interest is recognized only as cash is received. As the HUD reserve was depleted in fiscal 1998, the Company ceased the accrual of interest on delinquent Title I loans. During the year ended August 31, 1997, interest income on Equity + and Home Equity loans greater than 90 days delinquent was recognized on a cash basis. During the year ended August 31, 1998, interest income on Equity + and Home Equity loans greater than 30 days delinquent was recognized on a cash basis.

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

     Income Taxes -- The Company has historically filed consolidated federal income tax returns with its former parent, Mego Financial. Income taxes for the Company were provided for on a separate return basis. As part of a tax sharing arrangement, the Company had recorded a liability to Mego Financial for federal income taxes applied to the Company's financial statement income after giving consideration to applicable income tax law and statutory rates. This liability was forgiven by Mego Financial at the time of the Recapitalization. The Company accounts for taxes under SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires an asset and liability approach. For the period after September 2, 1997 (after the Spin-off), the Company is in the process of filing separate consolidated federal tax returns for the tax year ended February 28, 1998.

     The provision for income taxes includes deferred income taxes, which result from reporting items of income and expense for financial statement purposes in different accounting periods than for income tax purposes. The Company also provides for state income taxes at the rate of 6% of income before income taxes.

     Recently Issued Accounting Standards -- In June 1997, The Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS Nos. 130 and 131 deal with financial statement disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on its financial position, results of operations or cash flows. The Company has not yet determined what its reporting segments will be under SFAS 131.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of these designated derivatives ("Hedge Accounting") depends on the intended use and designation. An entity that elects to apply Hedge Accounting is required to establish at the inception of its hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for the fiscal years beginning after June 15, 1999. The Company has not yet evaluated the effect of adopting SFAS 133.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by Mortgage Banking Enterprise" ("SFAS 134"), which allows the reclassification of mortgage-related securities and other beneficial interests retained after the securitization of mortgage loans

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

held for sale from the trading category, as required by FASB 115, to either available for sale or held to maturity based upon the Company's ability and intent to hold those investments. SFAS 134 is effective for the first quarter beginning after December 15, 1998. The Company has not yet evaluated the effect of adopting SFAS 134. As of August 31, 1998, all mortgage-related securities are classified as trading securities.

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

3. LOANS HELD FOR SALE, ALLOWANCE FOR CREDIT LOSSES, LOAN ORIGINATIONS, AND LOANS SERVICED

     Loans held for sale, net of allowance for credit losses and allowance for valuation, consist of the following:

                                                         AUGUST 31,
                                                   ----------------------
                                                    1997          1998
                                                   -------      ---------
                                                   (THOUSANDS OF DOLLARS)
Loans held for sale..............................  $9,345       $ 21,860
Deferred loan fees...............................     278             93
Less allowance for credit losses.................    (100)           (76)
Less allowance for valuation to lower of cost or
  market.........................................      --        (10,902)
                                                   ------       --------
          Total..................................  $9,523       $ 10,975
                                                   ======       ========

     The Company provides an allowance for credit losses in an amount that the Company believes will be adequate to absorb probable losses after FHA insurance recoveries on the Title I loans. The Company bases its belief on its continual review of its portfolio of loans, historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values, current and future economic conditions which may affect the obligors' ability to pay and overall

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

portfolio quality. Changes in the allowance for credit losses and the allowance for credit losses on loans sold with recourse consist of the following:

                                              FOR THE YEARS ENDED AUGUST 31,
                                              -------------------------------
                                                1996       1997        1998
                                              --------   ---------   --------
                                                  (THOUSANDS OF DOLLARS)
Balance at beginning of year................  $   960    $  1,015    $ 7,114
Net provision (benefit) for credit losses...    1,510      23,048     (3,198)
Reductions to the provision due to
  securitizations or loans sold without
  recourse..................................   (1,455)    (16,748)        (0)
Reductions due to charges to allowance for
  credit losses.............................       --        (201)    (1,368)
                                              -------    --------    -------
Balance at end of year......................  $ 1,015    $  7,114    $ 2,548
                                              =======    ========    =======
Allowance for credit losses.................  $    95    $    100    $    76
Allowance for credit losses on loans sold
  with recourse.............................      920       7,014      2,472
                                              -------    --------    -------
          Total.............................  $ 1,015    $  7,114    $ 2,548
                                              =======    ========    =======

     During fiscal 1997 and 1998, $398.3 million and $0, respectively, of loans sold under recourse provisions were repurchased and securitized as further described in Note 2. Reductions to the provision due to securitizations or loans sold without recourse represent amounts transferred to the valuation basis of the mortgage related securities and reductions in the allowance due to a lack of recourse provisions on loans sold without recourse. Loans produced and serviced consist of the following:

                                                           AUGUST 31,
                                                     -----------------------
                                                        1997         1998
                                                     ----------   ----------
                                                     (THOUSANDS OF DOLLARS)
Loan production:
  Title I..........................................   $ 98,085     $ 18,701
  Equity +.........................................    428,832      310,518
  Home Equity......................................         --        9,723
                                                      --------     --------
          Total....................................   $526,917     $338,942
                                                      ========     ========
Loans serviced (including notes securitized, sold
  to investors, and held for sale):
  Title I..........................................   $255,446     $ 23,005
  Equity +.........................................    372,622        8,217
                                                      --------     --------
          Total....................................   $628,068     $ 31,222
                                                      ========     ========

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

4. MORTGAGE RELATED SECURITIES

     Mortgage related securities consist of interest only strips and residual interest certificates of FHA Title I and Equity + mortgage-backed securities collateralized by loans produced, purchased and serviced by the Company.

     Mortgage related securities are classified as trading securities and are recorded at estimated fair value. Changes in the estimated fair value are recorded in current operations. Mortgage related securities consist of the following:

                                                          AUGUST 31,
                                                    -----------------------
                                                       1997         1998
                                                    ----------    ---------
                                                    (THOUSANDS OF DOLLARS)
Interest only strip securities..................     $  6,398      $ 2,748
Residual interest securities....................       84,597       28,189
Interest only receivables (formerly excess
  servicing rights).............................       15,304        3,893
                                                     --------      -------
          Total.................................     $106,299      $34,830
                                                     ========      =======

     Activity in total mortgage related securities consist of the following:

                                                       FOR THE YEARS ENDED
                                                           AUGUST 31,
                                                     -----------------------
                                                        1997         1998
                                                     ----------   ----------
                                                     (THOUSANDS OF DOLLARS)
Balance at beginning of year.......................   $ 22,944     $106,299
Additions due to securitizations, at cost..........    135,549       22,469
Net unrealized (loss)..............................     (5,612)     (73,390)
Accretion of residual interest.....................      6,207        8,467
Write-off/sale of mortgage related securities......    (67,040)     (27,573)
Net transfers from excess servicing rights.........     15,052           --
Principal reductions...............................       (801)      (1,442)
                                                      --------     --------
Balance at end of year.............................   $106,299     $ 34,830
                                                      ========     ========

     During the year ended August 31, 1998, the Company experienced significantly higher prepayment activity and delinquencies with regard to its securitized Equity + and Title I loans than the levels which had been assumed. This acceleration in the speed of prepayment has caused management, after consultation with its financial advisors, to adjust the assumptions previously utilized in calculating the carrying value of its mortgage related securities.

     The Equity + loan prepayment speed assumptions reflect an annualized rate of 4.5% in the first month following securitization with that annualized rate building in level monthly increments so that by the 18th month the annualized rate is 18.75%. The annualized prepayment rate is maintained at that level through the 36th month at which

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

time it is assumed to decline in level monthly increments to 15.25% by the 43rd month, and is maintained at 15.25% for the remaining life of the portfolio. The loss assumptions for Equity + loans have also been increased to reflect losses commencing in the second month following a securitization and building in level monthly increments until a 4.25% annualized loss rate is achieved in the 15th month. The annualized loss rate is maintained at that level through the 43rd month at which time it is assumed to decline in level monthly increments to 4.0% at month 48 and is maintained for the life of the portfolio. On a cumulative basis this model assumes aggregate losses of approximately 16% of the original portfolio balance.

     The estimated loss on Title I loans is reduced by recoveries on defaulted loans of 5%-10% assuming the Title I insurance has been exhausted. On a cumulative basis, this assumes aggregate losses of approximately 11.92% of the original principal balance. The prepayment speed utilized for Title I loans is 23% for the remaining life of the portfolio. The loss assumptions for Title I loans are based on the aging of each portfolio and a historical migration analysis resulting in the following estimated default rates:

DELINQUENCY STATUS (IN DAYS)                        ESTIMATED DEFAULT RATES
----------------------------                        -----------------------
Current...........................................              5%
31-60.............................................              5%
61-90.............................................          20-25%
91-120............................................             50%
121-150...........................................             80%
151-180...........................................             95%
Over 180..........................................            100%

     The Company utilized a 16% discount rate at August 31, 1998 to calculate the present value of cash flow streams. Taken in conjunction with the above prepayment and loss assumptions, management believes these valuations reflect current market values. Because of the inherent uncertainty of the valuations, those estimated market values may differ from values that would have been used had a ready market for the securities existed, and the difference could be material. The Company has not obtained an independent validation of the assumptions utilized in calculating the carrying value of mortgage related securities for any period subsequent to August 31, 1997.

     During fiscal 1996 and 1997, the Company generally utilized annual prepayment assumptions ranging from 1% to 15%, annual estimated loss factor assumptions of up to 1.75%, and annual weighted average discount rates of up to 12% for Title I and Equity + loans.

     The Company has pledged certain of its interest only and residual class certificates, that are included in its mortgage related securities, pursuant to the pledge and security agreement with a financial institution. The Company has also pledged certain residual interests and interest only securities pursuant to revolving credit facility with another financial institution.

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

5. EXCESS SERVICING RIGHTS

     Activity in excess servicing rights for the year ended August 31, 1997 consist of the following (thousands of dollars):

Balance at beginning of year................................  $ 12,121
Plus additions..............................................     3,887
Less amortization...........................................      (956)
Less amounts related to loans repurchased, securitized and
  transferred to mortgage related securities................   (15,052)
                                                              --------
Balance at end of year......................................  $     --
                                                              ========

     As of August 31, 1997 and 1998, interest only receivables consisted of excess cash flows on serviced loans totaling $88.2 million, and $87.4 million, yielding weighted-average interest rates of 12.5%, and 12.2% and net of normal servicing and pass-through fees with weighted-average pass-through yields to the investor of, 8.8%, and 9.5% respectively. These loans were sold under recourse provisions as described in Note 2 and the interest only receivables are included in Mortgage Related Securities in the Company's Statement of Financial Condition.

6. MORTGAGE SERVICING RIGHTS

     Activity in mortgage servicing rights consist of the following:

                                               FOR THE YEARS ENDED AUGUST 31,
                                              --------------------------------
                                                1996       1997        1998
                                              --------   ---------   ---------
                                                   (THOUSANDS OF DOLLARS)
Balance at beginning of year................   $1,076     $ 3,827     $ 9,507
Plus additions..............................    3,306       7,184       3,529
Less amortization...........................     (555)     (1,504)     (3,166)
Less write-down of valuation................       --          --      (3,870)
Less sale of servicing rights...............       --          --      (5,917)
                                               ------     -------     -------
Balance at end of year......................   $3,827     $ 9,507     $    83
                                               ======     =======     =======

     The Company had no valuation allowance for mortgage servicing rights during fiscal 1996, 1997 or 1998, as the cost basis of mortgage servicing rights approximated fair value.

     The Company also entered into an agreement with City Mortgage Services in June 1998, to acquire and service the majority of the mortgage loans that the Company owned at the date of the Recapitalization at 90% of its carrying value. As a result, the Company recorded an impairment of $703,225, which is reflected in the accompanying Statement of Operations as a charge to Loan Servicing Income. In addition, the Company and City Mortgage Services entered into an agreement in June, 1998 for City Mortgage Services to service all of the mortgage loans produced or purchased by the Company after the Recapitalization.

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

7. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                           AUGUST 31,
                                                     ----------------------
                                                       1997         1998
                                                     --------     ---------
                                                     (THOUSANDS OF DOLLARS)
Office equipment and furnishings.................     $1,702       $ 1,768
EDP equipment....................................        948         1,226
Building improvements............................        144            --
Vehicles.........................................         34            --
                                                      ------       -------
                                                       2,828         2,994
Less accumulated depreciation....................       (675)       (1,181)
                                                      ------       -------
          Total..................................     $2,153       $ 1,813
                                                      ======       =======

     Included in property and equipment as of August 31, 1997 and 1998 are various capitalized leases totaling $1.5 million and $1.8 million, net of accumulated amortization of approximately $532,000 and $1.1 million, respectively.

8. OTHER ASSETS

     Other assets consist of the following:

                                                            AUGUST 31,
                                                            -----------
                                                            1997   1998
                                                            ----   ----
                                                            (THOUSANDS
                                                            OF DOLLARS)
Accrued income from securitizations.......................  $537   $111
Software costs, net of amortization (See Note 15).........    92     31
Deposits and impounds.....................................    80     81
Other.....................................................    86    141
                                                            ----   ----
          Total...........................................  $795   $364
                                                            ====   ====

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

9. NOTES AND CONTRACTS PAYABLE

     Notes and contracts payable consist of the following:

                                                           AUGUST 31,
                                                     ----------------------
                                                       1997         1998
                                                     ---------    ---------
                                                     (THOUSANDS OF DOLLARS)
Note payable -- warehouse line of credit...........   $ 8,500      $    --
Notes payable -- revolving lines of credit.........    24,976        9,961
Term Note..........................................        --        4,615
Contracts payable..................................     2,096        1,769
                                                      -------      -------
          Total....................................   $35,572      $16,345
                                                      =======      =======

     Loan production was initially funded principally through the Company's $40.0 million warehouse line of credit that was executed in June 1997 and increased to $65.0 million in October 1997. This line accrued interest at the lower of one month LIBOR plus 1.5% or the Federal Funds rate plus 0.25%. At August 31, 1997, $8.5 million was outstanding under this warehouse line of credit. This line was paid off with the proceeds of the Recapitalization.

     Loan sale transactions generally require the subordination of certain cash flows payable to the Company to the payment of scheduled principal and interest due to the loan purchasers. In connection with certain of such sale transactions, a portion of amounts payable to the Company from the excess interest spread is required to be maintained in a reserve account to the extent of the subordination requirements. The subordination requirements generally provide that the excess interest spread is payable to the reserve account until a specified percentage of the principal balances of the sold loans is accumulated therein. The excess interest required to be deposited and maintained in the respective reserve accounts is not available to support the cash flow requirements of the Company. At August 31, 1997 and 1998, amounts on deposit in such reserve accounts totaled $6.9 million and $3.7 million, respectively, and are included in Cash Deposits -- Restricted on the Statement of Financial Position.

     As part of the Recapitalization, the Company executed a new warehouse line of credit for up to $90.0 million with Sovereign Bancorp (the "Sovereign Warehouse Line"), which replaced the Company's existing warehouse line of credit. The Sovereign Warehouse Line terminates on December 29, 1998 and is renewable, at Sovereign's option, in six-month intervals. The Sovereign Warehouse Line may be increased with certain consents and contains pricing/fees which vary by product and the dollar amount outstanding. The Sovereign Warehouse Line is to be secured by specific loans held for sale. The Sovereign Warehouse Line includes certain material covenants including maintenance of books and records, provide financial statements and reports, maintain its existence and properties, maintain adequate fidelity bond coverage and insurance and provide timely notice of material proceedings. As of August 31, 1998, the Company had not utilized the Sovereign Warehouse Line.

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

     In April 1997, the Company entered into a pledge and security agreement with another financial institution for an $11.0 million revolving credit facility. The amount which can be borrowed under the agreement was increased to $15.0 million in June 1997 and $25.0 million in July 1997. This facility is secured by a pledge of certain of the Company's interest only and residual class certificates carried as mortgage related securities on the Company's Statements of Financial Condition. A portion of the advances under the credit line agreement accrues interest at one-month LIBOR + 3.5% (9.1% at August 31, 1998), expiring one year from the initial advance. The remaining advances accrue interest at one-month LIBOR + 2.0% (7.64% at August 31, 1998). The maturity of this facility was extended to December 31, 1998. As of August 31, 1998, approximately $10.0 million was outstanding under the agreement.

     Certain material covenants restrictions exist in the credit agreement governing the April 1997 revolving line of credit. These covenants include limitations to incur additional indebtedness, provide adequate collateral and achieve certain financial tests. These tests include achieving a minimal net worth (as defined therein) and that the debt-to-net worth ratio (as defined therein) shall not exceed 2.5:1. As of August 31, 1998, the Company's net worth was $15.9 million below the minimal required and the debt-to-net worth ratio as 2.93:1. On December 2, 1998, the Company obtained a waiver for the minimal required net worth and debt-to-net worth ratio for the period that the Company was not in compliance. Additionally, the Company agreed to pay down the outstanding borrowings from $10.0 million at August 31, 1998 to $6.0 million at December 31, 1998 and subsequently agreed to pay the remaining $6.0 million in equal monthly payments during calendar 1999.

     In October, 1997, the Company entered into a credit agreement with another financial institution for an $8.8 million revolving line of credit. This institution funded $5.0 million of this credit facility and is seeking a participatory lender for the balance of the credit facility. As of August 31, 1998, a participatory lender has not been obtained. The facility is secured by a pledge of certain of the Company's mortgage related securities. The loan balance under this agreement bears interest at the prime rate plus 2.5% (11.0% at August 31, 1998). In May, 1998 this loan converted to a term loan with monthly amortization derived from the cashflow generated from the respective mortgage related certificates. This term loan bears interest at the prime rate plus 2.5% (11.0% at August 31, 1998). The final maturity of this loan is October, 2002. As of August 31, 1998, approximately $4.6 million was outstanding under the agreement.

     The credit agreement governing the October 1997 revolving line of credit includes certain material covenants. These covenants include restrictions relating to extraordinary corporate transactions, maintenance of adequate insurance and achieving certain financial tests. These tests include achieving a minimal consolidated adjusted tangible net worth (as detailed therein) and that the consolidated adjusted leverage ratio (as defined therein) shall not exceed 3:1. As of August 31, 1998, the Company's consolidated adjusted tangible net worth was $54.1 million below the minimum required and the consolidated adjusted leverage ratio was 0.53:1. On December 9, 1998, the Company agreed to temporarily amend the borrowing base definition for the period from September 30, 1998 through April 30, 1999 to increase the borrowing base from 50% to 55%. After April 30, 1999, the

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

borrowing base will return to 50%. The minimum consolidated tangible net worth covenant was also adjusted, commencing retroactively, as of September 30, 1998 and the Company agreed to paydown the line by approximately $405,000 (the amount exceeding the applicable maximum amount of tranche credit) and pay an accommodation fee of $10,000.

     At August 31, 1997 and 1998, contracts payable consisted of $2.1 million and $1.8 million, respectively, in obligations under lease purchase arrangements secured by property and equipment, bearing a weighted-average interest rate of 9.25% at August 31, 1998.

     Scheduled maturities of the Company's contracts payable of $1.8 million at August 31, 1998 are as follows:

          FOR THE YEARS ENDED AUGUST 31,
         --------------------------------
TOTAL    1999   2000   2001   2002   2003
------   ----   ----   ----   ----   ----
              (THOUSANDS OF DOLLARS)
$1,769   $534   $525   $425   $268   $17

10. SUBORDINATED DEBT

     In November 1996, the Company consummated the IPO, pursuant to which it issued 2.3 million shares of Common Stock at $10.00 per share. Concurrently with the IPO, the Company issued $40.0 million of its Old Notes in an underwritten public offering. The Company used approximately $13.9 million of the aggregate net proceeds from these offerings to repay intercompany debt due to Mego Financial and Preferred Equities Corporation ("PEC") and approximately $24.3 million to reduce the amounts outstanding under the Company's lines of credit. The balance of the net proceeds has been used to originate loans. At August 31, 1997, $40.0 million principal amount of Old Notes were outstanding. Prepaid debt expenses related to these notes was $2.4 million at August 31, 1997, and it was being amortized over the term of the Old Notes. In October 1997, the Company issued an additional $40.0 million of Old Notes in a private placement, which increased the aggregate principal amount of outstanding Old Notes from $40.0 million to $80.0 million. The Company used the net proceeds to repay $3.9 million of debt due to Mego Financial, to reduce by $29.0 million the amounts outstanding under the Company's lines of credit, and to provide capital to originate and securitize loans. The Old Notes were subject to the Indenture governing all of the Company's subordinated notes.

     As part of the Recapitalization, the Company completed an offer to exchange (the "Exchange Offer") new subordinated notes and Preferred Stock, subject to certain limitations, for any and all of the outstanding $80.0 million principal amount of the Company's Old Notes. The Exchange Offer was conditioned upon at least $76.0 million aggregate principal amount of Old Notes being tendered for exchange and conditioned upon at least $30.0 million shares of Common Stock and Preferred Stock being sold in the offerings. The Company would not have consummated the Exchange Offer if less than $30.0 million was raised in the offerings. Pursuant to the Exchange Offer, the Company issued approximately 37,500 shares of Preferred Stock at $1,000 per share, and $41.5 million principal amount of new 12.5% Subordinated Notes due 2001 (the "Current Notes") in

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

exchange for approximately $79.0 million principal amount of Old Notes. The balance of the Old Notes were retired in September and October 1998.

     Certain material covenant restrictions exist in the Indenture governing the Current Notes. These covenants include limitations on the Company's ability to incur indebtedness, grant liens on its assets and to enter into extraordinary corporate transactions. The Company may not incur indebtedness if, on the date of such incurrence and after giving effect thereto, the Consolidated Leverage Ratio would exceed 1.5:1, subject to certain exceptions. At August 31, 1998, the Consolidated Leverage Ratio, as defined herein, was 2.4:1 and the Company could not incur any additional indebtedness other than permitted indebtedness.

11. INCOME TAXES

     As described in Note 2, prior to the Spin-off, the Company recorded a liability to Mego Financial for federal income taxes at the statutory rate (currently 34%). State income taxes are computed at the appropriate state rate (6%) net of any available operating loss carryovers and are recorded as state income taxes payable. Income tax expense (benefit) has been computed as follows:

                                              FOR THE YEARS ENDED AUGUST 31,
                                             --------------------------------
                                               1996       1997        1998
                                             --------   --------   ----------
                                                  (THOUSANDS OF DOLLARS)
Income (loss) before income taxes..........  $11,155    $23,810    $(125,989)
                                             =======    =======    =========
Federal income taxes at 34% of income......  $ 3,793    $ 8,095      (40,683)
Lost benefits due to change in control.....       --         --       27,142
Valuation allowance........................       --         --        7,715
State income taxes, net of federal income
  tax benefit..............................      442        943         (553)
Other......................................       --         24           45
                                             -------    -------    ---------
Income tax expense (benefit)...............  $ 4,235    $ 9,062    $  (6,334)
                                             =======    =======    =========
Income tax expense (benefit) is comprised
  of the following:
  Current..................................  $ 3,562    $12,319    $    (405)
  Deferred.................................      673     (3,257)      (5,929)
                                             -------    -------    ---------
          Total............................  $ 4,235    $ 9,062    $  (6,334)
                                             =======    =======    =========

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) temporary differences between the timing of revenue recognition for book purposes and income tax purposes and (c) operating loss and tax credit carry forwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:

                                                             AUGUST 31,
                                                       ----------------------
                                                        1997          1998
                                                       -------      ---------
                                                       (THOUSANDS OF DOLLARS)
Deferred tax assets:
  Realized gain on mortgage related securities.......  $2,373       $  9,838
  Net operating loss carry forward...................      --          6,002
  Receivable due from carrybacks and payments........      --          2,511
  Other..............................................      91             --
                                                       ------       --------
                                                        2,464         18,351
                                                       ------       --------
Deferred tax liabilities:
  Provision for loan loss............................      --          2,196
  Difference between book and tax carrying value of
     assets..........................................     110             --
                                                       ------       --------
                                                          110          2,196
                                                       ------       --------
Net deferred tax asset before valuation..............   2,354         16,155
                                                       ------       --------
Less valuation allowance.............................      --         (7,715)
                                                       ------       --------
Net deferred tax asset...............................  $2,354       $  8,440
                                                       ======       ========

     Beginning September 1, 1997, the Company filed a separate tax return for both federal and state tax purposes. On July 1, 1998, the Company had a change in control as defined by Section 382 of the Internal Revenue Code. As a result of this change in control, no material tax benefit is available to the Company attributed to losses incurred prior to July 1, 1998. Accordingly, a deferred tax asset has not been recorded for losses incurred prior to this date.

     The Company has provided a partial valuation allowance against the net deferred tax assets recorded as of August 31, 1998 due to uncertainties as to their ultimate realization. The net operating loss generated subsequent to July 1, 1998 will expire in the year 2018. In the event of any future ownership changes, Section 382 of the Internal Revenue Code imposes certain restrictions on the amount of net operating loss carry forwards that can be used in any year by the Company.

12. STOCKHOLDERS' EQUITY

  General In November 1996, additional paid-in capital was increased by $20.6 million due to the sale of 2.3 million shares of Common Stock, net of issuance costs, in the IPO.

     Prior to the Spin-off, the Company filed a consolidated federal income tax return with Mego Financial's affiliated group under a Tax Allocation and Indemnity Agreement ("Tax

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

Agreement"). As a result of the Spin-Off, $2.4 million due to Mego Financial under the Tax Agreement was recorded as a deferred tax asset and as additional paid-in capital. Additionally, in April 1998, an agreement was made to adjust by $6.2 million the income tax portion of a payable that the Company owed Mego Financial under the Tax Agreement. The final settlement of the $6.2 million is recorded as an additional capital contribution as if the settlement occurred on the date of Spin-off.

     In July 1998, the Company issued 62,500 shares of Preferred Stock and approximately 18.27 million shares of Common Stock in the Recapitalization. As a result, additional paid-in capital increased by $84.5 million.

  Earnings Per Share Data utilized in calculating actual earnings per share under SFAS 128 is as follows:

                                              FOR THE YEARS ENDED AUGUST 31,
                                              -------------------------------
                                                  1997             1998
                                              -------------   ---------------
BASIC:
  Net income (loss).........................   $14,748,000     $(119,655,000)
                                               ===========     =============
  Weighted-average number of common
     shares.................................    11,802,192        15,502,926
                                               ===========     =============
DILUTED:
  Net income (loss).........................   $14,748,000     $(119,655,000)
                                               ===========     =============
  Weighted-average number of common shares
     and assumed conversions................    11,802,192        15,502,926
                                               ===========     =============

     The following tables reconcile the net income applicable to Common Stockholders, basic and diluted shares, and EPS for the following periods:

                             YEAR ENDED AUGUST 31, 1997              YEAR ENDED AUGUST 31, 1998
                        ------------------------------------   --------------------------------------
                                                   PER-SHARE                                PER-SHARE
                          INCOME        SHARES      AMOUNT        INCOME         SHARES      AMOUNT
                        -----------   ----------   ---------   -------------   ----------   ---------
Net income (loss).....  $14,748,000                            $(119,655,000)
                        -----------                            -------------
BASIC EPS
Income (loss)
  applicable to Common
  Stockholders........   14,748,000   11,802,192     $1.25      (119,655,000)  15,502,926    $(7.72)
                        -----------   ----------     -----     -------------   ----------    ------
Effect of dilutive
  securities:
  Warrants............           --           --        --                --           --        --
  Stock options.......           --           --        --                --           --        --
                        -----------   ----------               -------------   ----------
DILUTED EPS
Income (loss)
  applicable to Common
  Stockholders and
  assumed
  conversions.........  $14,748,000   11,802,192     $1.25     $(119,655,000)  15,502,926    $(7.72)
                        ===========   ==========     =====     =============   ==========    ======

     Stock options after the years ended August 31, 1997 and 1998 are anti-dilutive. The earnings per share for the year ended August 31, 1996 is not presented because the Company was a wholly-owned subsidiary of Mego Financial Corporation.

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

13. STOCK OPTIONS

     The Company has several stock option plans ("1996 Stock Option Plan" and "1997 Stock Option Plan", collectively the "Stock Option Plans") for officers and employees which provide for both incentive stock options and non-qualified incentive options. The Company's Board of Directors (the "Board") determines the option price (not to be less than fair value for incentive stock options) at the date of grant. The options generally expire ten years from the date of grant and as a result of a change in control of the Company, in conjunction with the recapitalization, all options outstanding on June 28, 1998 became fully exercisable. All other options granted subsequent to the recapitalization, are exercisable at various points in time ranging from fully exercisable at grant date to 33% increments over 3 years. In addition, the Board is authorized to grant stock appreciation rights ("SARs") under the Stock Option Plans to any person who has rendered services to the Company.

     During August 1997, all stock options outstanding under the 1996 Stock Option Plan were converted into SARs. As of August 13, 1997, an aggregate of 915,000 SARs were issued and outstanding under the 1996 Stock Option Plan. As a result no SFAS 123 disclosures were required for the fiscal year ended August 31, 1997.

     In October 1997, the Board voted to purchase all of the outstanding SARs under the Stock Option Plans at $1.00 per share for SARs previously held at $10.00 to $11.00 per share and $0.70 per share for SARs held at $12.00 per share. During the year ended August 31, 1998, $761,250, (excluding payroll tax items) was expensed related to the purchase of SARs.

     Additionally, in October 1997, the Board voted, subject to stockholder approval, to amend the Company's 1997 Stock Option Plan to increase the number of shares of stock reserved for issuance upon the exercise of options to purchase Common Stock granted from one million to two million shares.

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

     A summary of the stock options granted under the Stock Option Plans as of August 31, 1997 and 1998 and the changes during the years ending on those dates is presented below:

                           AS OF AUGUST 31, 1997           AS OF AUGUST 31, 1998
                       -----------------------------   ------------------------------
                         SHARES     WEIGHTED-AVERAGE     SHARES      WEIGHTED AVERAGE
                         (000)       EXERCISE PRICE       (000)       EXERCISE PRICE
                       ----------   ----------------   -----------   ----------------
Outstanding at
  beginning of
  year...............           0        $    0                  0        $    0
Granted..............     915,000         10.22         19,354,425          2.23
Exercised............           0             0                  0             0
Forfeited............     915,000         10.22            757,500         14.75
Outstanding at end of
  year...............           0             0         18,734,425          1.81
Options Exercisable
  at year end........           0             0            582,500         11.57
Weighted-average fair
  value of options
  granted during the
  year...............  $6,115,516                      $24,238,512

     The following table summarizes information about stock options outstanding at August 31, 1998:

                                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                    -------------------------------------------------   ------------------------------
                      NUMBER      WEIGHTED-AVERAGE                        NUMBER
     RANGE OF       OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
  EXERCISE PRICES   AT 8/31/98    CONTRACTUAL LIFE    EXERCISE PRICE    AT 8/31/98     EXERCISE PRICE
  ---------------   -----------   ----------------   ----------------   -----------   ----------------
       14.75           442,500        5.08                14.75           442,500          14.75
        1.50        18,291,925        4.01                 1.50           140,000           1.50

     SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the considerations received or the fair value of the equity instruments issued, whichever is more reliably measured. The Company elected to continue to apply the provisions of Accounting Principles Bulletin ("APB") Opinion 25 as permitted by SFAS 123 and accordingly, provides pro forma disclosure.

     The fair value of each option granted during the year ended August 31, 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of zero; (2) expected volatility of 48.9%; (3) risk-free interest rate of 5.45% and; (4) expected life of five to eight years. The weighted average fair value of the options granted during the year ended August 31, 1998 was $24,238,512. As of August 31, 1998, there were 18,734,425 options outstanding which have an exercise price ranging from $14.75 to $1.50 per common share and a weighted average contractual life of
4.21 years.

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

14. RETIREMENT PLAN

     The Company participates in a defined contribution plan (the "Plan") with a plan year end of December 31st. During fiscal 1996 and 1997, the Company participated in PEC's defined contribution plan. Effective January 1, 1998, the Company established its owned defined contribution plan. Employees may contribute between 1% and 15% of their gross salary. The Company's matching contribution equals 25% of the first 6% of gross salary that the participant elects to contribute to the Plan. In addition, the Company may elect to make an additional matching contribution or qualified nonelective contribution, as defined in the Plan document, at its discretion. For the years ended August 31, 1996, 1997 and 1998, the Company contributed approximately $14,116, $24,779 and $80,391 respectively, to the Plan.

15. RELATED PARTY TRANSACTIONS

  Preferred Equity Corporation (PEC) During the years ended August 31, 1996, 1997 and 1998, PEC, a wholly owned subsidiary of Mego Financial, provided certain services to the Company including loan servicing and collection for a cost of $709,000, $1.9 million and $2.2 million, respectively, which is included in general and administrative expense. In addition, PEC provided services including executive, accounting, legal, management information, data processing, human resources, advertising and promotional materials (management services) totaling $671,000, $967,000 and $617,000, which were included in general and administrative expenses for the years ended August 31, 1996, 1997 and 1998, respectively. Included in other interest expense for the years ended August 31, 1996, 1997 and 1998, are $29,000, $16,000 and $0 respectively, related to advances from PEC.

     During the year ended August 31, 1996, the Company paid PEC for developing certain computer programming (see Note 8), incurring costs of $56,000. No such costs were incurred during the years ended August 31, 1997 and 1998. The Company is amortizing these costs over a five year period. During fiscal 1996, 1997 and 1998, amortization of $29,000, $62,000 and $62,000, respectively, was included in expense. As of August 31, 1998, the Company had terminated the management services and loan servicing agreement with PEC.

     Management believes the allocation methodologies and contractual arrangements for services performed by PEC have been reasonable and are representative of an approximation of the expense the Company would have incurred had it operated as a stand alone entity performing such services.

     Mego Financial Corporation In April 1998, an agreement was made to reduce by $5.3 million the income tax portion of a payable that the Company owed Mego Financial under a Tax Allocation and Indemnity Agreement dated November 19, 1996. The Company filed a consolidated federal tax return with Mego Financial's affiliated group prior to the Spin off under such Tax Allocation and Indemnity Agreement. The final settlement of the amount payable is recorded as an additional capital contribution as if the settlement occurred on the date of the Spin off.

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

     At August 31, 1996, 1997 and 1998, the Company had a non-interest bearing liability to Mego Financial of $12.0 million, $9.7 million and $0, respectively, for federal income taxes and cash advances which is included in Accounts Payable in the accompanying Statements of Financial Position.

     Activity in Due to Mego Financial consists of the following:

                                              FOR THE YEARS ENDED AUGUST 31,
                                             --------------------------------
                                               1996        1997       1998
                                             ---------   --------   ---------
                                                  (THOUSANDS OF DOLLARS)
Balance at beginning of year...............  $  8,453    $11,994    $  9,653
Provision for federal income taxes.........     3,566      7,630      (5,284)
Cash advances from Mego Financial..........     5,475      5,123          --
Forgiveness of advances....................        --         --        (869)
Repayment of advances......................    (5,500)   (15,094)     (3,500)
                                             --------    -------    --------
Balance at end of year.....................  $ 11,994    $ 9,653    $      0
                                             ========    =======    ========
Average balance during the year............  $ 11,874    $ 6,876    $  3,624
                                             ========    =======    ========

     Greenwich Capital Markets Champ Meyercord, the Company's Chairman of the Board and Chief Executive Officer, was formerly a senior investment banker at Greenwich Capital Markets ("Greenwich"). In October 1996, Greenwich agreed to purchase $2.0 billion of loans over a five year period from the Company. The Company has sold Greenwich approximately $800.0 million in loans from the inception of the agreement. The agreement with Greenwich was terminated in June 1998 and the Company has no further obligation under the agreement.

     In April 1997, the Company entered into a pledge and security agreement with Greenwich for an $11.0 million revolving credit facility. The amount which could be borrowed under the agreement was increased to $15.0 million in June 1997 and to $25.0 million in July 1997. As of August 31, 1998, approximately $10.0 million was outstanding under the agreement. Amounts borrowed under this facility are secured by certain of the Company's mortgage related securities. The Company was in default under the first credit facility as a result of a default under the indenture governing the Old Notes. The default was waived on December 2, 1998 effective August 31, 1998. The revolving credit facility matures on December 31, 1998.

     Friedman, Billings, Ramsey & Co., Inc. Friedman, Billings, Ramsey & Co., Inc. ("FBR") served as placement agent for the Old Notes pursuant to a placement agreement (the "Placement Agreement"). Under the terms of the Placement Agreement, the Company paid the placement agent a fee of 1.6 million shares of common stock representing 6.0% of the gross proceeds received by the Company from the shares of Common Stock and Preferred Stock in the Recapitalization. The gross proceeds did not include $10.0 million of common stock acquired by an affiliate of FBR received by the Company from the shares of common stock and preferred stock in the Recapitalization. In addition, the Company has agreed, pursuant to the Placement Agreement, to indemnify

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

the Placement Agent against certain liabilities, including liabilities under the Securities Act, and other liabilities incurred in connection with the Recapitalization.

     According to FBR, as of December 1, 1998, Friedman, Billings, Ramsey Group, Inc. ("FBRG"), through its three wholly owned subsidiaries, Friedman, Billings, Ramsey Investment Management, Inc. ("Investment Management"), FBR Offshore Management, Inc. ("Offshore Management") and Orkney Holdings, Inc. ("Orkney"), had sole voting and dispositive power with respect to 5,359,116 shares of Common Stock. FBR has advised the Company that it may at any time hold long or short positions in such securities. Investment Management serves as general partner and discretionary investment manager for FBR Ashton, L.P. ("Ashton") which, as of December 1, 1998, owned 824,187 shares of Common Stock. Offshore Management serves as discretionary manager for FBR Opportunity Fund, Ltd. ("Opportunity Fund") which, as of December 1, 1998, owned 82,622 shares of Common Stock. Each of FBRG, Investment Management and Offshore Management disclaims beneficial ownership of shares of Common Stock owned by the other two entities. Orkney is a wholly owned subsidiary of FBRG which, as of December 1, 1998, owned 4,452,307 shares of Common Stock and 2,125 shares of Preferred Stock (which are convertible into an aggregate of 1,416,673 shares of Common Stock). Each of FBRG, Ashton, Opportunity Fund and Orkney disclaims beneficial ownership of shares of Common Stock owned by the other three entities. In addition, Emmanuel
J. Friedman, Eric F. Billings and W. Russell Ramsey are each control persons with respect to FBR. In addition, Emmanuel J. Friedman owns and has shared voting and dispositive power with his wife over an additional 6,766,667 shares of Common Stock.

     In addition, FBR was a managing underwriter for the Company's initial public offering and the Company's offering of the Current Notes, and was the purchaser of Current Notes. FBR received compensation for such services and the Company agreed to indemnify FBR against certain liabilities, including liabilities under the Securities Act, and other liabilities arising in connection with such offerings. In addition, FBR has in the past provided certain investment banking services to the Company and affiliates of the Company.

     During fiscal 1998, the Company paid FBR 1.6 million shares of common stock for its fee in conjunction with the Recapitalization. Additionally, the Company has reimbursed FBR for out of pocket expenses totaling approximately $250,000. FBR is also entitled to a cash fee of $416,667 in connection with the recapitalization.

  Sovereign Bancorp and City Mortgage Services

     As a result of their investment in the Company in the recapitalization, both Sovereign Bancorp and City Mortgage Services have a substantial ownership position in the Company. As part of the Recapitalization, the Company, entered into agreements with Sovereign Bancorp, for a new $90.0 million warehouse line, (subject to the availability of collateral), and a mortgage loan purchase and sale commitment. As of August 31, 1998, the Company had not utilized the Sovereign warehouse line.

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

     The Company also entered into an agreement with City Mortgage services to acquire and service all of the mortgage loans that the Company owned at the date of the Recapitalization at 90% of its carrying value for approximately $5.9 million. The Company, as a result, recorded an impairment of $703,225, which is reflected in the accompanying Statement of Operations as a charge to Loan Servicing Income. In addition, the Company and City Mortgage Services entered into an agreement for City Mortgage Services to acquire and service all of the mortgage loans produced or purchased by the Company after the Recapitalization on a servicing retained basis. During August 1998, the Company paid City Mortgage Services approximately $9,000 to service the Company's loans.

  Other

     In June 1998, the Company retained Spencer I. Browne, a member of the Company's Board of Directors, as a special consultant to the Company. In connection with certain business development activities of the Company during the period beginning May 15, 1998 and ending December 31, 1998, the Company has paid a total of approximately $177,500 to Strategic Asset Management, LLC for Mr. Browne's services and reimbursement of out of pocket expenses. In addition, the Company has tentatively agreed to grant Mr. Browne options to purchase 500,000 shares of the Company's common stock. The stock options have an exercise price of equal to the cost of common stock in the Recapitalization of $1.50 per share. During this period, Mr. Browne continued as a Director of the Company.

16. COMMITMENTS AND CONTINGENCIES

     Leases. The Company leases office space and equipment under operating leases that expire at various dates through February 2003. The office space lease is subject to an annual rent escalation of 2%. During fiscal 1996, 1997 and 1998, the Company's rent expense totaled $338,000, $1.2 million and $1.6 million respectively. Future minimum payments at August 31, 1998 under these operating leases are set forth below (thousands of dollars):

FOR THE YEARS ENDED AUGUST 31,
------------------------------
1999........................................................  $1,478
2000........................................................   1,336
2001........................................................   1,208
2002........................................................     844
2003........................................................      15
                                                              ------
          Total.............................................  $4,881
                                                              ======

     Litigation. On February 23, 1998, an action was filed in the United States District Court for the Northern District of Georgia by Robert J. Feeney, as a purported class action against the Company and its former President and Chief Executive Officer. The complaint alleges, among other things, that the defendants violated the federal securities laws in connection with the preparation and issuance of certain of the Company's financial statements. The named plaintiff seeks to represent a class consisting of purchasers of the Common Stock between April 11, 1997 and December 18, 1997, and seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the court may deem just and proper. Although the Company believes that it has meritorious defenses and will

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

vigorously defend the action, no assurance can be given as to its outcome or effect on the Company's financial condition.

     In the general course of business, the Company, at various times, has been named in lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the business or financial condition, results of operation or cash flows of the Company.

     Other Commitments. In the first quarter of fiscal 1997, the Company entered into an agreement with Greenwich Capital Markets providing for the purchase of up to $2.0 billion of loans over a 5 year period. Pursuant to the agreement, Mego Financial issued to Greenwich Capital Markets four-year warrants to purchase 1 million shares of Mego Financial's Common Stock at an exercise price of $7.125 per share. The value of the warrants of $3.0 million plus a $150,000 fee (0.15% of the commitment amount) as of the commitment date (the "Warrant Value"), were being amortized as the commitment for the purchase of loans was utilized.

     In December, 1997, an agreement was reached with Greenwich Capital Markets in regards to various modifications to the master purchase agreement, in return for which the Company agreed to pay $1.0 million in December 1997, with a further $1.0 million to be paid in quarterly installments in 1998.

     As part of the Recapitalization, the Company terminated its existing master purchase agreement with Greenwich Capital Markets. In connection with the termination of this master purchase agreement, the remaining unamortized prepaid commitment fees totaling approximately $2.8 million were written-off and are reflected as a loss on the sale of loans in the Company's Statement of Operations.

17. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

     Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments at August 31, 1997 and 1998 are set forth below:

                                 AUGUST 31, 1997             AUGUST 31, 1998
                            -------------------------   -------------------------
                            CARRYING   ESTIMATED FAIR   CARRYING   ESTIMATED FAIR
                             VALUE         VALUE         VALUE         VALUE
                            --------   --------------   --------   --------------
                                           (THOUSANDS OF DOLLARS)
FINANCIAL ASSETS:
  Cash and cash
     equivalents(a).......  $  6,104      $  6,104      $36,404       $36,404
  Loans held for sale,
     net(b)...............     9,523        11,414       10,975        10,975
  Mortgage related
     securities(c)........   106,299       106,299       34,830        34,830
  Mortgage servicing
     rights(c)............     9,507         9,507           83            83
FINANCIAL LIABILITIES:
  Notes and contracts
     payable(d)...........    35,572        35,572       16,345        16,345
  Subordinated debt(e)....    40,000        40,000       42,693        32,020

-------------------------

(a) Carrying value was used as the estimate of fair value as of August 31, 1997.
(b) Since it is the Company's business to sell loans it makes, the fair value was estimated by using outstanding commitments from investors adjusted for non-qualified loans and the collateral securing such loans.
(c) The fair value was estimated by discounting future cash flows of the instruments using discount rates, default, loss and prepayment assumptions based upon available market data, opinions from investment bankers and portfolio experience. As part of the Recapitalization, an agreement was reached with City Mortgage Services for the sale of the Mortgage Servicing Rights at 90% of their computed carrying value. The Company, as a result, recorded an impairment of $703,225, which is reflected in the accompanying Statement of Operations as a charge to Loan Servicing Income.
(d) Notes payable generally are adjustable rate, indexed to the prime rate; therefore, carrying value approximates fair value. Contracts payable represent capitalized equipment leases with a weighted-average interest rate of 9.32% at August 31, 1997 and 9.25% at August 31, 1998, which approximates fair value.
(e) The fair value was calculated based upon estimated market prices obtained from investment bankers.

     At August 31, 1997 and 1998, the Company had $190.5 million and $3.6 million, respectively, in outstanding commitments to originate and purchase loans. The fair value of the commitments was estimated at $14.9 million at August 31, 1997 and $145,000 at August 31, 1998. The fair values were calculated based on a theoretical gain or loss on the sale of a funded loan adjusted for an estimate of loan commitments not expected to fund, considering the difference between investor yield requirements and the committed loan

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

rates. The estimated fair value is not necessarily representative of the actual gain to be recorded on such loan sales in the future.

     The fair value estimates made at August 31, 1997 and 1998 were based upon pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from the sale of the entire portion of the financial instruments. Because no market exists for a substantial portion of the financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The Company had no other off-balance sheet instruments at August 31, 1997 and 1998.

     Fair value estimates are based upon existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. [For instance, the Company has certain fee-generating business lines (e.g., its loan servicing operations) that were not considered in these estimates since these activities are not financial instruments.] In addition, the tax implications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

18. CONCENTRATIONS OF RISK

     Availability of Funding Source -- The Company funds substantially all of the loans which it produces or purchases with borrowings through its financing facilities and internally generated funds, as well as public and private sales of debt and equity securities. These borrowings are in turn repaid with the proceeds received by the Company from selling such loans through loan sales or securitizations. Any failure to renew or obtain adequate financing under its financing facilities, or other borrowings, or any substantial reduction in the size of or pricing in the markets for the Company's loans, could have a material adverse effect on the Company's operations. To the extent that the Company is not successful in maintaining or replacing its existing financing, it would have to curtail its loan production activities or sell loans earlier than is optimal, thereby having a material adverse effect on the Company's financial condition, results of operations and cash flows.

     Dependence on Securitizations -- In 1996, 1997 and to a lesser extent in 1998, the Company pooled and sold through securitizations a significant percentage of the loans that it produced. The Company historically has derived a significant portion of its income by recognizing gains on sale of loans through securitizations. Adverse changes in the securitization market could impair the Company's ability to sell loans through securitizations on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's financial condition , results of operations and cash flows.

     The Company has relied on credit enhancement and over-collateralization to generally achieve the "AAA/Aaa" rating for the senior interests in its securitizations. The credit

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

enhancement has generally been in the form of an insurance policy issued by an insurance company insuring the timely repayment of senior interests in each of the trusts. The Company's last three securitizations were completed without the requirement of an insurance policy. There can be no assurance that the Company will be able to obtain credit enhancement in any form from the current insurer or any other provider of credit enhancement on acceptable terms or that future securitizations will be similarly rated. A downgrading of the insurer's credit rating or its withdrawal of credit enhancement could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

     Geographic Concentrations -- The Company's servicing portfolio and loans sold with recourse are geographically diversified within the United States. At August 31, 1997 and 1998, 26% of the loans in the Company's portfolio had been produced in California, and 15% in Florida. No other state accounted for more than 10% of the servicing portfolio for either period. The risk inherent in such concentrations is dependent upon regional and general economic stability which affects property values and the financial stability of the borrowers.

     Credit Risk -- The Company is exposed to on-balance sheet credit risk related to its loans held for sale and mortgage related securities. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate and loans sold under recourse provisions. The outstanding balance of loans sold with recourse provisions totaled $88.2 million and $87.4 million at August 31, 1997 and 1998, respectively.

     Off-Balance Sheet Activities -- These financial instruments consist of commitments to extend credit to borrowers and commitments to purchase loans from others. As of August 31, 1997 and 1998, the Company had outstanding commitments to extend credit or purchase loans in the amounts of $190.5 million and $3.6 million, respectively. These commitments do not represent the expected total cash outlay of the Company, as historically only 40% of these commitments result in loan production or purchases. The prospective borrower or seller is under no obligation as a result of the Company's commitment. The Company's credit and interest rate risk is therefore limited to those commitments which result in loan production and purchases. The commitments are made for a specified fixed rate of interest, therefore the Company is exposed to interest rate risk, to the extent changes in market interest rates change prior to the origination and prior to the sale of the loan.

     Interest Rate Risk -- The Company's profitability is in part determined by the difference, or "spread," between the effective rate of interest received on the loans produced or purchased by the Company and the interest rates payable under its financing facilities during the warehousing period and yield required by investors on loan sales and securitizations. The spread can be adversely affected after a loan is produced or purchased and while it is held during the warehousing period by increases in the interest rate demanded by investors in securitizations or sales. In addition, because the loans produced and purchased by the Company have fixed rates, the Company bears the risk of narrowing spreads because of interest rate increases during the period from the date the loans are

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

produced or purchased until the closing of the sale or securitization of such loans. Additionally, the fair value of mortgage related securities and mortgage servicing rights owned by the Company may be adversely affected by changes in the interest rate environment which could effect the discount rate and prepayment assumptions used to value the assets. Any such adverse change in assumptions could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

19. SUBSEQUENT EVENTS

     In September and October 1998, the Company repurchased the remaining $250,000 and $651,000, respectively, principal amounts of the Old Notes issued November 22, 1996 for 101% of the principal balance and accrued interest at 13.5%.

     On October 2, 1998, an action was filed in the United States District Court for the Western Division of Tennessee by Traci Parris, as a purported class action against Mortgage Lenders Association Inc., the Company and City Mortgage Services, Inc., one of the Company's strategic partners. The complaint alleges, among other things that the defendants charged interest rates, origination fees, and loan brokerage commissions in excess of those allowed by law. The named plaintiff seeks to represent a class of borrowers and seeks damages in an unspecified amount, reform or nullification of loan agreements, injunction, costs, attorney's fees and such other relief as the court may deem just and proper. On October 27, 1998, the Company filed a motion to dismiss the complaint, The Company believes it has meritorious defenses to this lawsuit and that any resolution of this matter will not result in a material adverse effect on the business or financial condition of the Company.

     On October 8, 1998, the Office of the Consumer Credit Commissioner of the State of Texas issued a denial of the Company's application for licensing as a secondary mortgage lender. On October 20, 1998, the Company filed an appeal of the Commissioner's decision and an administrative hearing has been set for December 3, 1998. The denial will not become final until the Company's appeal has been resolved. The Company believes that it is capable of meeting such requirements as the Commissioner may set to amend the Company's license application. If the denial becomes final, the Company will not be able to make secondary mortgage loans in the State of Texas at interest rates greater than 10%. The Company is not required to hold a secondary mortgage lender license in order to continue to produce or acquire first mortgage loans. The Company believes that any resolution of this matter will not result in a material adverse effect on the business or financial condition of the Company.

     On December 1, 1998, the Company completed a 39.4% reduction in its workforce, the majority of which were loan production and administrative personnel. The Company believes that its remaining workforce is adequate to meet its needs for the foreseeable future.

     As part of the Company's strategic initiatives, the Company has entered into an agreement to purchase certain assets of LL Funding Corp., a privately-held loan origination company headquartered in Columbia, Maryland. LL Funding Corp. will serve

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

as part of the Company's loan origination platform. This acquisition, which is subject to customary closing conditions, is expected to close in early 1999. There can be no assurance that this transaction will be consummated in early 1999, or at all. The purchase price is estimated to be 7.5 million shares of Common Stock and includes contractual payments dependent upon certain production levels in future periods. The acquisition is to be accounted for as a purchase. Through December 11, 1998, the Company has purchased from LL Funding Corp. approximately $13.2 million principal amount of loans at a purchase price of 102.75%. In addition, the Company has advanced approximately $553,000 to LL Funding Corp. to fund their operations, of which approximately $100,500 remained outstanding as of December 11, 1998.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables reflect quarterly financial data for the Company.

                                                   FOR THE THREE MONTHS ENDED
                                       --------------------------------------------------
                                       NOVEMBER 30,   FEBRUARY 29,   MAY 31,   AUGUST 31,
                                           1995           1996        1996        1996
                                       ------------   ------------   -------   ----------
                                        (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Gain on sale of loans and net
     unrealized gain on mortgage
     related securities..............     $5,965         $4,845      $2,151      $6,275
  Interest income (expense), net.....        138             (3)        403         450
  Loan servicing income, net.........        891            870       1,288         299
                                          ------         ------      ------      ------
          Total revenues.............      6,994          5,712       3,842       7,024
                                          ------         ------      ------      ------
Expenses:
  Operating expenses.................      2,805          2,882       3,305       3,203
  Net provision (benefit) for credit
     losses..........................        297            200        (524)         82
  Interest...........................         47             31          42          47
                                          ------         ------      ------      ------
          Total expenses.............      3,149          3,113       2,823       3,332
                                          ------         ------      ------      ------
Income before income taxes...........      3,845          2,599       1,019       3,692
Income tax expense...................      1,538          1,040         255       1,402
                                          ------         ------      ------      ------
Net income...........................     $2,307         $1,559      $  764      $2,290
                                          ======         ======      ======      ======

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

                                              FOR THE THREE MONTHS ENDED
                                -------------------------------------------------------
                                NOVEMBER 30,   FEBRUARY 28,     MAY 31,     AUGUST 31,
                                    1996           1997          1997          1997
                                ------------   ------------   -----------   -----------
                                   (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Gain on sale of loans and
     net unrealized gain on
     mortgage related
     securities...............  $     9,366    $     8,966    $    15,532   $    14,777
  Interest income, net........          355            526          1,137         1,115
  Loan servicing income,
     net......................          638            560            726         1,112
                                -----------    -----------    -----------   -----------
          Total revenues......       10,359         10,052         17,395        17,004
                                -----------    -----------    -----------   -----------
Expenses:
  Operating expenses..........        4,589          5,352          6,274         8,240
  Net provision (benefit) for
     credit losses............        1,711           (800)         4,108         1,281
  Interest....................           47             51            122            25
                                -----------    -----------    -----------   -----------
          Total expenses......        6,347          4,603         10,504         9,546
                                -----------    -----------    -----------   -----------
Income before income taxes....        4,012          5,449          6,891         7,458
Income tax expense............        1,533          2,078          2,619         2,832
                                -----------    -----------    -----------   -----------
Net income....................  $     2,479    $     3,371    $     4,272   $     4,626
                                ===========    ===========    ===========   ===========
Earnings per share:
  Basic.......................  $      0.24    $      0.27    $      0.35   $      0.38
                                ===========    ===========    ===========   ===========
  Diluted.....................  $      0.24    $      0.27    $      0.35   $      0.38
                                ===========    ===========    ===========   ===========
Weighted-average number of
  shares outstanding:
  Basic.......................   10,317,102     12,476,069     12,379,368    12,300,000
                                ===========    ===========    ===========   ===========
  Diluted.....................   10,319,051     12,544,291     12,379,368    12,300,000
                                ===========    ===========    ===========   ===========

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

                                              FOR THE THREE MONTHS ENDED
                                -------------------------------------------------------
                                NOVEMBER 30,   FEBRUARY 28,     MAY 31,     AUGUST 31,
                                    1997           1998          1998          1998
                                ------------   ------------   -----------   -----------
                                   (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Loss on sale of loans and
     net unrealized gain
     (loss) on mortgage
     related securities.......  $    (9,387)   $    (5,564)   $   (44,731)  $   (36,920)
  Interest income (expense),
     net......................        1,210            684            132          (402)
  Loan servicing income,
     net......................        1,194          1,310         (1,367)         (138)
                                -----------    -----------    -----------   -----------
          Total revenues
             (losses).........       (6,983)        (3,570)       (45,966)      (37,460)
                                -----------    -----------    -----------   -----------
Expenses:
  Operating expenses..........       10,198          9,265          7,984         7,322
  Net provision for credit
     losses...................        1,590            706            108        (5,602)
  Interest....................           77            150            103           109
                                -----------    -----------    -----------   -----------
          Total expenses......       11,865         10,121          8,195         1,829
                                -----------    -----------    -----------   -----------
Loss before income taxes......      (18,848)       (13,691)       (54,161)      (39,289)
Income tax expense
  (benefit)...................       (7,153)         7,153             --        (6,334)
                                -----------    -----------    -----------   -----------
Net (loss)....................  $   (11,695)   $   (20,844)   $   (54,161)  $   (32,955)
                                ===========    ===========    ===========   ===========
Loss per share:
  Basic.......................  $     (0.95)   $     (1.69)   $     (4.40)  $     (1.32)
                                ===========    ===========    ===========   ===========
  Diluted.....................  $     (0.95)   $     (1.69)   $     (4.40)  $     (1.32)
                                ===========    ===========    ===========   ===========
Weighted-average number of
  shares outstanding:
  Basic.......................   12,300,000     12,300,000     12,300,000    25,007,247
                                ===========    ===========    ===========   ===========
  Diluted.....................   12,300,000     12,300,000     12,300,000    25,007,247
                                ===========    ===========    ===========   ===========

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of December, 1998.

                                          MEGO MORTGAGE CORPORATION
                                          (Registrant)

                                          By:    /s/ EDWARD B. MEYERCORD
                                             -----------------------------------
                                                    Edward B. Meyercord,
                                                Chairman and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of December, 1998.

               SIGNATURE                                    TITLE
               ---------                                    -----

        /s/ EDWARD B. MEYERCORD            Chairman and Chief Executive Officer
---------------------------------------    (Principal Executive Officer)
          Edward B. Meyercord

         /s/ J. RICHARD WALKER             Executive Vice President and Chief
---------------------------------------    Financial Officer (Principal Financial
           J. Richard Walker               Officer)

         /s/ SPENCER I. BROWNE             Director
---------------------------------------
           Spencer I. Browne

          /s/ WM. PAUL RALSER              Director, President and Chief Operating
---------------------------------------    Officer
            Wm. Paul Ralser

         /s/ HUBERT M. STILES              Director
---------------------------------------
           Hubert M. Stiles

           /s/ DAVID J. VIDA               Director
---------------------------------------
             David J. Vida

      /s/ JOHN D. WILLIAMSON, JR.          Director
---------------------------------------
        John D. Williamson, Jr.