Form 10-Q
period 1998-11-30
MEGO MORTGAGE CORP
filed 1999-01-14
CIK 1023334

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 1998

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

             1000 PARKWOOD CIRCLE, SUITE 600, ATLANTA, GEORGIA 30339
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

         As of January 8, 1999, there were 30,566,660 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

================================================================================

                            MEGO MORTGAGE CORPORATION



                                      INDEX



                                                                                                              Page
PART I       FINANCIAL INFORMATION


Item 1.      Condensed Financial Statements (unaudited)

             Condensed Statements of Financial Condition at
             August 31, 1998 and November 30, 1998..............................................................1

             Condensed Statements of Operations for the Three Months Ended
             November 30, 1997 and 1998.........................................................................2

             Condensed Statements of Cash Flows for the Three Months Ended
             November 30, 1997 and 1998 ........................................................................3

             Condensed Statements of Stockholders' Equity for the Three Months Ended
             November 30, 1998 .................................................................................4

             Notes to Condensed Financial Statements............................................................5

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations..........................................................................7

Item 3.      Quantitative and Qualitative Disclosure About Market Risk.........................................18



PART II      OTHER INFORMATION


Item 1.      Legal Proceedings.................................................................................20

Item 5.      Other Information.................................................................................20

Item 6.      Exhibits and Reports on Form 8-K..................................................................20

SIGNATURE......................................................................................................21

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                            MEGO MORTGAGE CORPORATION
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                                                                  AUGUST 31,     NOVEMBER 30,
                                                                                                     1998            1998
                                                                                                    (thousands of dollars)
                                                                                                  ---------       ---------
ASSETS
Cash and cash equivalents                                                                         $  36,404       $  30,010
Cash deposits, restricted                                                                             3,662           2,960
Loans held for sale, net of allowance for credit losses of $76 and $120
   and valuation allowance of $10,901 and $4,586                                                     10,975          18,883
Mortgage related securities, at fair value                                                           34,830          34,927
Mortgage servicing rights                                                                                83              --
Other receivables                                                                                     5,078           6,055
Property and equipment, net of accumulated depreciation of $1,181 and $1,328                          1,813           1,711
Organizational costs, net of amortization                                                                96              64
Prepaid debt expenses                                                                                 2,790           2,625
Deferred federal income tax asset                                                                     5,376           6,707
Deferred state income tax asset                                                                       3,064           3,201
Other assets                                                                                            364             697
                                                                                                  ---------       ---------

              TOTAL ASSETS                                                                        $ 104,535       $ 107,840
                                                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Notes and contracts payable                                                                   $  16,345       $  31,058
    Accounts payable and accrued liabilities                                                         16,431           8,405
    Allowance for credit losses on loans sold with recourse                                           2,472           2,476
    Subordinated debt                                                                                42,693          41,801
                                                                                                  ---------       ---------

              Total liabilities                                                                      77,941          83,740
                                                                                                  ---------       ---------

Stockholders' equity:
    Preferred Stock, $.01 par value per share
       (Authorized-5,000,000 shares)
       Issued and outstanding-62,500 at August 31, and November 30, 1998)                                 1               1
    Common Stock, $.01 par value per share
       (Authorized-50,000,000 shares;
       Issued and outstanding-30,566,667 at August 31, and 30,566,660 at November 30, 1998)             306             306
    Additional paid-in capital                                                                      122,143         122,143
    Retained earnings (accumulated deficit)                                                         (95,856)        (98,350)
                                                                                                  ---------       ---------

              Total stockholders' equity                                                             26,594          24,100
                                                                                                  ---------       ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 104,535       $ 107,840
                                                                                                  =========       =========


                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               THREE MONTHS ENDED NOVEMBER 30,
                                                               -------------------------------
                                                                   1997              1998
                                                               ------------     --------------
                                                                (thousands of dollars, except
                                                                      per share amounts)
REVENUES:
    Gain on sale of loans                                       $     3,721     $      172
    Net unrealized (loss) gain on mortgage related securities       (13,108)           270
    Loan servicing income, net                                        1,194            240

    Interest income                                                   4,296          1,602
    Less: interest expense                                           (3,086)        (1,764)
                                                                -----------     ----------
       Net interest income (expense)                                  1,210           (162)
                                                                -----------     ----------

              Net (losses) revenues                                  (6,983)           520
                                                                -----------     ----------
COSTS AND EXPENSES:
    Net provision for credit losses                                   1,590             43
    Depreciation and amortization                                       208            215
    Other interest                                                       77             42
    General and administrative:
       Payroll and benefits                                           5,686          1,979
       Supplies and postage                                             366             71
       Rent and lease expenses                                          321            359
       Professional services                                          1,516            964
       Insurance                                                        369            185
       Sub-servicing fees                                               661             22
       Taxes and licensing fees                                          70             62
       Communications                                                   172            119
       Bank and wire fees                                               (15)           137
       Travel and entertainment                                         469            109
       Other                                                            375            175
                                                                -----------     ----------

              Total costs and expenses                               11,865          4,482
                                                                -----------     ----------

(LOSS) BEFORE INCOME TAXES                                          (18,848)        (3,962)

INCOME TAXES (BENEFIT)                                                   --         (1,468)
                                                                -----------     ----------

NET (LOSS)                                                      $   (18,848)    $   (2,494)
                                                                ===========     ==========
(LOSS) PER COMMON SHARE:
    Basic:
    -----
    Net(loss)                                                   $     (1.53)    $    (0.08)
                                                                ===========     ==========
    Weighted-average number of common shares                     12,300,000     30,566,666
                                                                -----------     ----------

    Diluted:
    -------
    Net(loss)                                                   $     (1.53)   $     (0.08)
                                                                ===========    ===========
    Weighted-average number of common shares and assumed         12,300,000     30,566,666
    conversions                                                 -----------    -----------


                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     THREE MONTHS ENDED NOVEMBER 30,
                                                                                     -------------------------------
                                                                                         1997             1998
                                                                                       ---------       --------
                                                                                         (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                                         $ (18,848)      $ (2,494)
                                                                                       ---------       --------
    Adjustments to reconcile net (loss) to net cash used in operating activities:
       Loans originated for sale, net of loan fees                                      (202,517)       (15,434)
       Proceeds from sale of loans                                                       155,856         12,977
       Payments on loans held for sale                                                       443            816
       Lower of cost or market adjustment                                                     --         (6,315)
       Net provisions for estimated credit losses                                          1,590             43
       Additions to mortgage related securities                                           (1,980)            --
       Accretion of residual interest on mortgage related securities                      (2,838)          (349)
       Amortization of mortgage related securities                                           335            105
       Write-off / sale of mortgage related securities                                      (900)            --
       Market valuation of mortgage related securities                                    17,319             --
       Payments on mortgage related securities                                               100            147
       Additions to mortgage servicing rights                                             (1,530)            --
       Amortization of mortgage servicing rights                                             611              7
       Proceeds from sale of mortgage servicing rights                                        --             76
       Depreciation and amortization expense                                                 208            215
       Additions to prepaid debt expense                                                  (2,879)           (64)
       Amortization of prepaid debt expense                                                  243            229
       Amortization / write-off of prepaid commitment fee                                    218             --
       Changes in operating assets and liabilities:
         Cash deposits, restricted                                                        (1,902)           702
         Deferred income taxes (benefit)                                                  (2,148)        (1,468)
         Other assets, net                                                                   560         (1,342)
         State income taxes payable                                                         (649)            --
         Other liabilities, net                                                             (737)        (8,012)
                                                                                       ---------       --------
            Total adjustments                                                            (40,597)       (17,667)
                                                                                       ---------       --------
              Net cash used in operating activities                                      (59,445)       (20,161)
                                                                                       ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                        --            (44)
                                                                                              --             --
                                                                                       ---------       --------
              Net cash used in investing activities                                           --            (44)
                                                                                       ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings on notes and contracts payable                              204,074         14,873
    Payments on notes and contracts payable                                             (185,919)          (170)
    Issuance of subordinated debt                                                         40,400             --
    Payments on subordinated debt                                                             --           (867)
    Amortization of premium of subordinated debt                                              (8)           (25)
                                                                                       ---------       --------
              Net cash provided by financing activities                                   58,547         13,811
                                                                                       ---------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (898)        (6,394)
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD                                             6,104         36,404
                                                                                       ---------       --------

CASH AND CASH EQUIVALENTS--END OF PERIOD                                               $   5,206       $ 30,010
                                                                                       =========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
       Interest                                                                        $   2,912       $    290
                                                                                       =========       ========
       State income taxes                                                              $      --       $     55
                                                                                       =========       ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    Additional paid-in capital created from deferred tax asset                         $   2,354       $     --
                                                                                       =========       ========


                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                             PREFERRED STOCK           COMMON STOCK
                                             $.01 PAR VALUE           $.01 PAR VALUE      ADDITIONAL    RETAINED
                                            ----------------       -------------------     PAID-IN      EARNINGS
                                            SHARES    AMOUNT       SHARES       AMOUNT     CAPITAL      (DEFICIT)       TOTAL
                                            ------    ------       ------       ------     -------      ---------       -----
                                                            (thousands of dollars, except share amounts)
Balance at August 31, 1998                  62,500      $ 1      30,566,667      $306      $122,143      $(95,856)      $26,594

Retirement of common stock                                               (7)       --                                    -

Net loss for the three months ended
   November 30, 1998                            --       --              --        --           --         (2,494)       (2,494)
                                            ------      ---      ----------      ----      --------      --------       -------

Balance at November 30, 1998                62,500      $ 1      30,566,660      $306      $122,143      $(98,350)      $24,100
                                            ======      ===      ==========      ====      ========      ========       =======


                  See notes to condensed financial statements.

                            MEGO MORTGAGE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1998


1.  CONDENSED FINANCIAL STATEMENTS

         In the opinion of management, when read in conjunction with the audited Financial Statements for the years ended August 31, 1997 and 1998 that are contained in the Form 10-K of Mego Mortgage Corporation filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1998, the accompanying unaudited Condensed Financial Statements contain all of the information necessary to present fairly the financial position of Mego Mortgage Corporation at November 30, 1998, the results of its operations for the three months ended November 30, 1997 and 1998, the change in stockholders' equity for the three months ended November 30, 1998 and the cash flows for the three months ended November 30, 1997 and 1998. Certain reclassifications, including the reclassification of commission and selling expenses of approximately $690,000 for the three months ended November 30, 1997 into their component expense categories within general and administrative expenses, have been made to conform prior periods with the current period presentation.

         The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein, which are normal and recurring in nature. The results of operations for the three months ended November 30, 1998 are not necessarily indicative of the results to be expected for the full year.

         The Company records gain on sale of loans as required by Statement of Financial Accounting Standards No. 125 ("SFAS 125") which, among other things, requires management to estimate the fair value of certain mortgage related securities and servicing assets utilizing future prepayment and loss assumptions. Such assumptions will differ from actual results and the differences could be material. Management utilizes assumptions based on a variety of factors including historical trends, consultation with its financial advisors and assumptions utilized by its peers. Historical trends may not be an indication of future results, which may be affected by changes in interest rates, credit quality, availability of alternative financing options and general economic conditions. The application of SFAS 125 is required for all entities with certain mortgage banking activities including originators and sellers of mortgage loans. Management believes that its assumptions are similar to those utilized by other subprime mortgage loan originators.

         Capitalized terms not defined herein are defined in the Company's audited Financial Statements for the years ended August 31, 1997 and 1998 that are contained in the Form 10-K of Mego Mortgage Corporation filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1998.


2.  ADJUSTMENTS TO CARRYING VALUES OF MORTGAGE RELATED SECURITIES

         During the three months ended November 30, 1997, the Company experienced voluntary prepayment activity and delinquencies with regard to its securitized Equity + and Home Equity loans (Equity + and Home Equity loans are together referred to as "Conventional Loans") which substantially exceeded the levels that had been assumed for the applicable time frame. As a result of this increase, the Company adjusted the assumptions previously utilized in calculating the carrying value of its mortgage related securities as of November 30, 1997. The application of the revised assumptions to the Company's portfolio of Conventional Loans backing its mortgage related securities caused the Company to reduce the carrying value of such securities by approximately $10.2 million at November 30, 1997. Additional negative adjustments of approximately $3.9 million to the carrying value of mortgage related securities backed by Title I Loans and other sales were also recognized in the three months ended November 30, 1997, due to a higher level of defaults and prepayments than had been previously assumed.

After calculating the positive effect of accretion of interest, amortization of cash flowing to mortgage related securities, and increased prepayment penalty fees, the carrying value of the Company's mortgage related securities was reduced to $94.3 million as of November 30, 1997 from $106.3 million as of August 31, 1997. As a result of, among other things, the application of the revised prepayment and loss assumptions, the Company recorded a $14.1 million charge to earnings during the three months ended November 30, 1997. No such charge has been recorded for the three months ended November 30, 1998.


3.  RECENT EVENTS

         In October 1997, the Company issued $40.0 million principal amount of 12.5% senior subordinated notes due in 2001 in a private placement which increased the aggregate principal amount of outstanding 12.5% senior subordinated notes from $40.0 million to $80.0 million. The Company repurchased the balance of the senior subordinated notes in September and October 1998.

         On December 1, 1998, the Company reduced its workforce, principally by reducing the number of loan production and administrative personnel. As of December 1, 1998, the Company had 63 employees as compared to 459 employees as of December 1, 1997. The Company believes that its current staffing level is adequate to meet its current needs.

         As part of the Company's strategic initiatives, the Company had entered into an agreement to purchase certain assets of LL Funding Corp., a privately-held loan origination company headquartered in Columbia, Maryland. Through December 31, 1998, the Company has purchased from LL Funding Corp. approximately $16.2 million principal amount of loans at a purchase price of 102.75%. In addition, the Company has advanced approximately $1.3 million to LL Funding Corp. to fund their operations, of which approximately $702,000 remained outstanding as of December 31, 1998. On January 4, 1999, the Company terminated the asset purchase agreement pursuant to provisions contained therein. LL Funding Corp. has disputed the Company's right to terminate the asset purchase agreement, and on January 11, 1999, the Company filed suit asking that the court declare that the Company properly terminated the asset purchase agreement and is not liable to LL Funding Corp. as a result of such termination.

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

         The following discussion and analysis should be read in conjunction with the Condensed Financial Statements, including the notes thereto, contained elsewhere herein and in the Company's Form 10-K for the fiscal year ended August 31, 1998.


GENERAL

         The Company is a specialized consumer finance company that funds, purchases, makes and sells consumer loans secured by deeds of trust on one-to-four family residences. Historically, the Company has retained the right to service a substantial portion of the loans we have sold. The Company's borrowers generally do not qualify for traditional "A" credit mortgage loans. Typically, their credit histories, income or other factors do not conform to the lending criteria of government chartered agencies that traditional lenders rely on in evaluating whether to make loans to potential borrowers.

         The Company's loan products are:

         - First mortgage loans and home equity loans ("Home Equity loans") that typically are secured by first liens, and in some cases by second liens, on the borrower's residence. In making Home Equity loans, the Company relies primarily on the appraised values of the borrowers' residences. The Company determines the loan amount based on the appraised values and the creditworthiness of the borrowers. These loans generally are used to purchase residences and refinance existing mortgages.

         - High loan-to-value loans ("Equity + loans") that are based on the borrowers' credit. These loans typically are secured by second liens on the borrowers' primary residences. The initial amount of an Equity + loan, when added to other outstanding senior or secured debt on the residences, resulted in a combined loan-to-value ratio that averaged 112% during fiscal 1997 and 1998. The loan-to-value ratio on these loans may be as high as 125%. These loans generally are used to consolidate debt and make home improvements.

         Historically, a significant majority of the Company's loan production was purchased from approved mortgage bankers and other financial intermediaries. The Company also funds loans that are originated through its network of pre-approved mortgage brokers. These brokers submit loan packages to the Company, which in turn funds the loans to approved borrowers. All loans funded or purchased by the Company are underwritten and graded by the Company's personnel. During the three months ended November 30, 1997 and 1998, the Company's loan production was comprised of the following:

                                     THREE MONTHS ENDED
                                         NOVEMBER 30,
                                     1997          1998
                                     ----          ----
Wholesale                            91.9%         88.0%
Dealers                               8.0           0.0
Retail                                0.1          12.0
                                    -----         -----
     Total                          100.0%        100.0%
                                    =====         =====


         Additionally, certain of the loans historically produced by the Company qualify under the provisions of Title I of the National Housing Act which is administered by the U.S. Department of Housing and Urban Development ("HUD"). Pursuant to the Title I credit insurance program, 90% of the principal balances of the loans are U.S. government insured ("Title I loans"), with cumulative maximum coverage equal to 10% of all Title I loans originated by the Company. As a result of prior losses, no FHA insurance remained with respect to the Company's portfolio of Title I loans as of August 31, and November 30, 1998. However, approximately $12.4 million (3.8% of the original Title I loan balances) of FHA insurance remains available for collateral on the Company's mortgage related securities as of November 30, 1998. During the three months ended November 30, 1997 and 1998, the Company's loan production was comprised of the following:

                                     THREE MONTHS ENDED
                                         NOVEMBER 30,
                                      1997         1998
                                      ----         ----
Equity + loans                        93.9%        29.7%
Title I loans                          6.1          0.0
Home Equity loans                      0.0         70.3
                                     -----        -----
     Total                           100.0%       100.0%
                                     =====        =====


         The Company's operations, since January 1, 1998, have consisted principally of the liquidation of its portfolio of loans, the proceeds from which were used to reduce the Company's indebtedness. Due to recent substantial changes to the Company's business and operating strategy, we believe that the Company's historical financial and operating data are not likely to be indicative of the Company's future performance and the Company's results of operations for the three months ended November 30, 1998 are not comparable to the three months ended November 30, 1997.

LOAN PRODUCTION

         The following table sets forth certain data regarding loans produced, securitized, and serviced by the Company during the three months ended November 30, 1997 and 1998:


                                                              THREE MONTHS ENDED NOVEMBER 30,
                                                        ------------------------------------------
                                                                1997                    1998
                                                        ------------------       -----------------
                                                                          (dollars in thousands)
Principal balance of loans produced:
  Wholesale (includes Bankers/Brokers):
    Title I                                             $  4,902       2.5%      $     4       0.0%
    Equity + loans                                       178,757      89.4         2,942      17.8
    Home Equity                                               --        --        11,584      70.2
                                                        --------     -----       -------     -----
       Total Wholesale                                   183,659      91.9        14,530      88.0
                                                        --------     -----       -------     -----
  Dealers (1):
    Title I                                                7,201       3.6            --        --
    Equity + loans                                         8,754       4.4            --        --
                                                        --------     -----       -------     -----
       Total Dealers                                      15,955       8.0            --        --
                                                        --------     -----       -------     -----
  Retail:
    Equity + loans                                           247       0.1         1,965      11.9
    Home Equity                                               --        --            23       0.1
                                                        --------     -----       -------     -----
       Total Retail                                          247       0.1         1,988      12.0
                                                        --------     -----       -------     -----
       Total Principal Amount of Loans Produced         $199,861     100.0%      $16,518     100.0%
                                                        ========     =====       =======     =====

NUMBER OF LOANS PRODUCED:
  Wholesale (includes Bankers/Brokers):
    Title I                                                  225       3.3%            1       0.4%
    Equity + loans                                         5,440      80.6            85      32.7
    Home Equity                                               --        --           111      42.7
                                                        --------     -----       -------     -----
       Total Wholesale                                     5,665      83.9           197      75.8
                                                        --------     -----       -------     -----
  Dealers (1):
    Title I                                                  587       8.7            --        --
    Equity + loans                                           489       7.3            --        --
                                                        --------     -----       -------     -----
       Total Dealers                                       1,076      16.0            --        --
                                                        --------     -----       -------     -----
  Retail:
    Equity + loans                                             8       0.1            62      23.8
    Home Equity                                               --        --             1       0.4
                                                        --------     -----       -------     -----
       Total Retail                                           --       0.1            63      24.2
                                                        --------     -----       -------     -----
       Total Number of Loans Produced                      6,749     100.0%          260     100.0%
                                                        ========     =====       =======     =====


LOANS SERVICED AT END OF PERIOD (INCLUDING LOANS
  SECURITIZED, SOLD TO INVESTORS SERVICING
  RETAINED AND HELD FOR SALE):
Title I                                                 $253,944      33.1%      $ 2,599      12.4%
Conventional (Equity + and Home Equity loans)            513,403      66.9        18,404      87.6
                                                        --------     -----       -------     -----
  Total Loans Serviced at End of Period (2)             $767,347     100.0%      $21,003     100.0%
                                                        ========     =====       =======     =====

(1) The Company closed its dealer division, which purchased loans from home improvement contractors, in February 1998.
(2) Excludes approximately $2.6 million of loans to be repurchased at November 30, 1998.

LOAN SALES

The following table sets forth the principal balance of loans sold or securitized and related gain on sale data for the three months ended November 30, 1997 and 1998:

                                                                                     THREE MONTHS ENDED
                                                                                         NOVEMBER 30,
                                                                                  ------------------------
                                                                                    1997             1998
                                                                                  ---------        -------
                                                                                     (dollars in thousands)
Principal Amount of Loans Sold:
   Title I                                                                        $  11,075        $   810
   Equity +                                                                         144,782          7,652
   Home Equity                                                                           --             24
                                                                                  ---------        -------
     Total                                                                        $ 155,857        $ 8,486
                                                                                  =========        =======

Gain on sale of loans                                                             $   3,721        $   172
                                                                                  =========        =======
Net unrealized (loss) gain on mortgage related securities (1)                     $ (13,108)       $   270
                                                                                  =========        =======

PRINCIPAL AMOUNT OF LOANS SOLD (2):
   Title I                                                                        $  11,075        $   810
    Equity +                                                                        106,421         12,143
    Home Equity                                                                          --             24
                                                                                  ---------        -------
     Total                                                                        $ 117,496        $12,977
                                                                                  =========        =======

Gain on sale of loans (3)                                                         $   2,790        $   172
                                                                                  =========        =======
Gain on sale of loans as a percentage of principal balance of loans sold (3)            2.4%           2.0%
                                                                                  =========        =======

Gain on sale of loans plus net unrealized loss on mortgage related
   securities as a percentage of principal balance of loans sold (3)                   (8.8)%          5.2%
                                                                                  =========        =======

----------

(1) The loss for the three months ended November 30, 1997 was a result of the application of a negative adjustment to the carrying value of mortgage related securities of $14.1 million during that period. No such adjustment has been made to the carrying value of mortgage related securities during the three months ended November 30, 1998.

(2) Excludes $38.4 million of loans sold with servicing released during the three months ended November 30, 1997. Includes approximately $4.5 million principal amount of repurchased loans sold in the three months ended November 30, 1998.

(3) Excludes gain on sale of $931,000 relating to whole loan sales of $38.4 million of loans sold with servicing released during the three months ended November 30, 1997.

         The percentage of gain on sale of loans can vary for several reasons, including the relative amounts of Equity +, Home Equity and Title I Loans, each of which type of loan has different (i) estimated prepayment rates, (ii) weighted-average interest rates, (iii) weighted-average maturities and (iv) estimated future default rates. Typically, the gain on sale of loans through securitizations is higher than on whole loan sales.

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

LOAN DELINQUENCIES

         The following table sets forth the Title I, Equity + and Home Equity Loan delinquencies and Title I insurance claims experience of loans serviced by the Company as of the dates indicated:

                                                                            AUGUST 31,        NOVEMBER 30,
                                                                               1998             1998
                                                                              ------           ------
                                                                               (dollars in thousands)
Delinquency period (1)
   31-60 days past due                                                          7.69%            4.86%
   61-90 days past due                                                          2.16             1.50
   91 days and over past due                                                   24.95            11.38
Total past due                                                                 34.88            17.74
   91 days and over past due, net of claims filed (2)                           7.56               --
Outstanding claims filed with HUD (3)(4)                                       17.39            18.06
Outstanding number of Title I insurance claims                                   207              160
Total servicing portfolio                                                   $ 31,222          $21,003
Title I Loans serviced                                                        23,005            2,599
Conventional Loans serviced (Equity + and Home Equity loans)                   8,217           18,404
Aggregate losses on liquidated loans (twelve and three months ended,
   respectively) (5)                                                        $1,368.0          $  47.9

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

(4) If all claims filed with HUD had been processed as of November 30, 1998, the amount of FHA insurance available for serviced Title I Loans would have been reduced to $8.8 million.

(5) On Title I Loans, a loss is recognized upon receipt of payment of a claim or final rejection thereof. Claims paid in a period may relate to a claim filed in an earlier period. Since the Company commenced its Title I lending operations in March 1994, there has been no final rejection of a claim by the FHA. Aggregate losses on liquidated Title I Loans related to 1,326 Title I insurance claims made by the Company, as servicer, since commencing operations through November 30, 1998. Losses on Title I Loans liquidated will increase as the balance of the claims are processed by HUD. The Company has received an average payment from HUD equal to 90% of the outstanding principal balance of such Title I Loans, plus appropriate interest and costs.

RESULTS OF OPERATIONS

Three Months Ended November 30, 1998 Compared to Three Months Ended November 30, 1997

         As previously discussed, the Company reduced substantially its loan production after January 1, 1998 as compared to the first four months of fiscal 1998. In the last eight months of fiscal 1998, the Company focused on (1) liquidating its loan portfolio for cash to reduce its indebtedness while it explored alternatives to raise new capital and (2) initiating new strategic initiatives to return the Company to profitability. As a result, the Company does not believe that its results for the three months ended November 30, 1998 are comparable to the Company's results for the three months ended November 30, 1997.

         The Company produced $199.9 million of loans during the three months ended November 30, 1997 compared to $16.5 million of loans during the three months ended November 30, 1998, a decrease of 91.7%. The decrease is a result of the curtailment in the Company's business while the Company has sought to pursue its new strategic initiatives. The $16.5 million of loans produced during the three months ended November 30, 1998 represents an increase of $14.6 million over the fourth quarter of fiscal 1998.

         Net Revenues. Net revenues (losses) increased $7.5 million to revenues of $520,000 during the three months ended November 30, 1998 from losses of $7.0 million during the three months ended November 30, 1997. The loss for the three months ended November 30, 1997 was primarily the result of a negative valuation adjustment on the carrying value of the Company's mortgage related securities. No valuation adjustments were recorded in the three months ended November 30, 1998.

         Gain on sale of loans decreased $3.5 million to $172,000 during the three months ended November 30, 1998 from $3.7 million during the three months ended November 30, 1997. The decrease was primarily the result of a lower volume of loans sold in the three months ended November 30, 1998 of $8.5 million compared to $155.9 million in the three months ended November 30, 1997.

         Net unrealized gain (loss) on mortgage related securities increased $13.4 million to a gain of $270,000 during the three months ended November 30, 1998 from a loss of $13.1 million during the three months ended November 30, 1997. The increase was the result of a $14.1 million downward valuation adjustment relating to the Company's mortgage backed securities during the three months ended November 30, 1997. No valuation adjustments were recorded in the three months ended November 30, 1998.

         Loan servicing income, net, decreased $954,000 to $240,000 during the three months ended November 30, 1998 from $1.2 million during the three months ended November 30, 1997. The decrease was primarily the result of the decrease in the Company's servicing portfolio to $21.0 million at November 30, 1998 from $767.3 million at November 30, 1997 due to the sale of the Company's servicing rights to City Mortgage Services, Inc. ("City Mortgage Services") during the fourth quarter of fiscal 1998.

         Interest income on loans held for sale and mortgage related securities, net of interest expense, decreased $1.4 million to an expense of $162,000 during the three months ended November 30, 1998 from income of $1.2 million during the three months ended November 30, 1997. The decrease was primarily the result of the decrease in the average size of the portfolio of loans held for sale to $14.9 million for the three months ended November 30, 1998 from $32.6 million for the three months ended November 30, 1997.

         Provision for Credit Losses. The net provision for credit losses decreased $1.5 million to $43,000 for the three months ended November 30, 1998 from $1.6 million for the three months ended November 30, 1997. The decrease was primarily due to a lower level of loans sold with recourse in the three months ended November 30, 1998 compared to November 30, 1997. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations, as the Company has no recourse obligation under those securitization agreements for credit losses and estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its residual interest securities. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on Title I loans produced and sold.

         Total General and Administrative Expenses. Total general and administrative expenses decreased $5.8 million to $4.2 million during the three months ended November 30, 1998 compared to $10.0 million during the three months ended November 30, 1997. The decrease was primarily a result of decreased payroll and benefits expenses as a result of the Company's downsizing since January 1998, decreased professional services expenses due to lower legal and consulting fees, decreased loan servicing expenses due to a decrease in loans serviced due to the sale of the Company's servicing rights to City Mortgage Services during fiscal 1998 and lower travel and entertainment expenses due to the reduction in the Company's business.

         Payroll and benefits expense decreased $3.7 million to $2.0 million during the three months ended November 30, 1998 from $5.7 million during the three months ended November 30, 1997 primarily due to a decreased number of employees. The number of employees decreased to 63 at November 30, 1998 from 459 at November 30, 1997 due to a reduction in the Company's business during fiscal 1998.

         Supplies and postage expense decreased $295,000 to $71,000 during the three months ended November 30, 1998 from $366,000 during the three months ended November 30, 1997 primarily due to mass mailing expenses in the three months ended November 30, 1997 in connection with the Company's marketing plans which were not present in the three months ended November 30, 1998.

         Professional services decreased $552,000 to $964,000 during the three months ended November 30, 1998 from $1.5 million for the three months ended November 30, 1997 due to lower legal expenses and reduced usage of outside consultants.

         Insurance expenses decreased $184,000 to $185,000 during the three months ended November 30, 1998 from $369,000 for the three months ended November 30, 1997 primarily due to lower FHA insurance expenses due to a lower level of loans insured under FHA in the three months ended November 30, 1998.

         Sub-servicing fees paid to third parties (Mego Financial in the three months ended November 30, 1997 and City Mortgage Services in the three months ended November 30, 1998) to service the Company's portfolio of loans held for sale decreased $639,000 to $22,000 for the three months ended November 30, 1998 from $661,000 for the three months ended November 30, 1997 due primarily to the sale of the Company's servicing rights to City Mortgage Services in the fourth quarter of fiscal 1998.

         Travel and entertainment expenses decreased $360,000 to $109,000 during the three months ended November 30, 1998 from $469,000 during the three months ended November 30, 1997 due primarily to the reduction in the Company's business.

         Loss Before Income Taxes. Loss before income taxes was $4.0 million for the three months ended November 30, 1998 compared to $18.8 million for the three months ended November 30, 1997. The provision for income taxes decreased to an income tax benefit of $1.5 million for the three months ended November 30, 1998 while no such income tax benefit was provided for in the restated three months ended November 30, 1997.

         As a result of the foregoing, the Company incurred a net loss of $2.5 million for the three months ended November 30, 1998 compared to a net loss of $18.8 million for the three months ended November 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $30.0 million at November 30, 1998 compared to $36.4 million at August 31, 1998. The Company's principal cash requirements arise from loan production and payments of operating and interest expenses.

         The Company currently has four significant sources of financing and liquidity: (1) the balance of the proceeds from the sale of Preferred Stock and common stock in the recapitalization; (2) the new Sovereign warehouse line of $90.0 million; (3) the flow purchase agreement; and (4) sales of loans in the institutional whole loan market.

         Certain material covenant restrictions exist in the Indenture governing the Current Notes. These covenants include limitations on the Company's ability to incur certain types of additional indebtedness, grant liens on its assets and to enter into extraordinary corporate transactions. The Company may not incur this additional indebtedness if, on the date of such incurrence and after giving effect thereto, the Consolidated Leverage Ratio (as defined therein) would exceed 1.5:1, subject to certain exceptions. At November 30, 1998, the Consolidated Leverage Ratio was 2.0:1 and the Company could not incur any additional indebtedness other than permitted indebtedness.

         As part of the recapitalization, the Company executed a new warehouse line of credit for up to $90.0 million with Sovereign Bancorp (the "Sovereign Warehouse Line"), which replaced the Company's existing warehouse line of credit. The Sovereign Warehouse Line originally terminated on December 29, 1998 and is renewable, at Sovereign's option, in six-month intervals for up to five years. During December 1998, the Sovereign Warehouse Line was extended through August 1999. The Sovereign Warehouse Line may be increased with certain consents and contains pricing/fees which vary by product and the dollar amount outstanding. The Sovereign Warehouse Line is to be secured by specific loans held for sale and includes certain material covenants including maintaining books and records, providing financial statements and reports, maintaining its properties, maintaining adequate insurance and fidelity bond coverage and providing timely notice of material proceedings. As of November 30, 1998, the Company had approximately $14.9 million outstanding under the Sovereign Warehouse Line.

         In April 1997, the Company entered into a pledge and security agreement with another financial institution for an $11.0 million revolving credit facility. The amount that can be borrowed under the agreement was increased to $15.0 million in June 1997 and $25.0 million in July 1997. This facility is secured by a pledge of certain of the Company's interest only and residual class certificates relating to securitizations carried as mortgage related securities on the Company's Statements of Financial Condition, payable to the Company pursuant to its securitization agreements. A portion of the borrowings under the credit line agreement accrues interest at one-month LIBOR + 3.5% (9.1% at August 31, 1998 and 8.5% at November 30, 1998) with the remaining borrowings under the credit line accrues interest at one-month LIBOR + 2.0% (7.6% at August 31, 1998 and 7.0% at November 30, 1998), expiring one year from the initial advance. As of August 31, 1998 and November 30, 1998, approximately $10.0 million was outstanding under the agreement. The agreement, which was originally scheduled to mature in December 1998, was extended until December 1999. Certain material covenant restrictions exist in the credit agreement governing the April 1997 revolving line of credit. These covenants include limitations to incur additional indebtedness, provide adequate collateral and achieve certain financial tests. These tests include achieving a minimal net worth (as defined therein) and that the debt-to-net worth ratio (as defined therein) shall not exceed 2.5:1. As of August 31, 1998, the Company's net worth was $15.9 million below the minimal required and the debt-to-net worth ratio was 2.93:1. On December 2, 1998, the Company obtained an amendment to the agreement whereby the financial institution waived its right to declare an event of default of borrower due to the Company's failure to comply with the minimal required net worth as of August 31, 1998. Additionally, the minimal net worth test was amended such that the Company is required to maintain a net worth equal to or greater than 75% of the Company's net worth as of the end of the preceding fiscal quarter. Additionally, the Company agreed to pay down the outstanding borrowings from $10.0 million at August 31, 1998 to $6.0 million at December 31, 1998 and subsequently agreed to pay the remaining $6.0 million in equal monthly payments during calendar 1999. As of November 30, 1998, the Company's net worth was $4.2 million above the minimal required and the debt-to-net worth ratio was 2.86:1.

         In October 1997, the Company entered into a credit agreement with another financial institution for an $8.8 million revolving line of credit. This institution initially funded $5.0 million of this credit facility. The facility is secured by a pledge of certain of the Company's mortgage related securities. The loan balance under this agreement bears interest at the prime rate plus 2.5% (11.0% at August 31, 1998 and 10.5% at November 30, 1998). In May 1998, this loan converted into a term loan with monthly amortization derived from the cash flow generated from the respective mortgage related certificates. This term loan bears interest at the prime rate plus 2.5% (11.0% at August 31, 1998 and 10.5% at November 30, 1998). This facility matures in October 2002. As of August 31, 1998 and November 30, 1998, approximately $4.6 million was outstanding under the agreement. The credit agreement governing the October 1997 revolving line of credit includes certain material covenants. These covenants include restrictions relating to extraordinary corporate transactions, maintenance of adequate insurance and achieving certain financial tests. These tests include achieving a minimal consolidated adjusted tangible net worth (as defined therein) and that the consolidated adjusted leverage ratio (as defined therein) shall not exceed 3:1. As of August 31, 1998, the Company's consolidated adjusted tangible net worth was $54.1 million below the minimum required and the consolidated adjusted leverage ratio was 0.53:1. On December 9, 1998, the Company agreed to temporarily amend the borrowing base definition for the period from September 30, 1998 through April 30, 1999 to increase the borrowing base from 50% to 55%. After April 30, 1999, the borrowing base will return to 50%. The minimum consolidated tangible net worth covenant was also adjusted, commencing retroactively, as of September 30, 1998 and the Company agreed to paydown the line by approximately $405,000 (the amount exceeding the applicable maximum amount of tranche credit) and pay an accommodation fee of $10,000. As of November 30, 1998, the Company's consolidated adjusted tangible net worth was $44.4 million above the minimum required and the consolidated adjusted leverage ratio was 0.66:1.

         While the Company believes that it will be able to maintain its existing credit facilities and obtain replacement financing as its credit arrangements mature and additional financing, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all. The lack of adequate capital may result in the curtailment of loan originations and thereby impair the Company's revenue and income stream. At November 30, 1998, no commitments existed for material capital expenditures.

         Net cash used in the Company's operating activities for the three months ended November 30, 1997 and 1998 was $59.4 million and $20.2 million, respectively. During the three months ended November 30, 1997 and 1998, cash provided by financing activities amounted to $58.5 million and $13.8 million, respectively.


FINANCIAL CONDITION

November 30, 1998 Compared to August 31, 1998

         Cash and cash equivalents decreased $6.4 million to $30.0 million at November 30, 1998 from $36.4 million at August 31, 1998 primarily as a result of payment of general and administrative expenses and commitments to repurchase loans.

         Restricted cash deposits decreased $702,000 to $3.0 million at November 30, 1998 from $3.7 million at August 31, 1998 primarily due to the number of loans sold and securitized in prior periods.

         Loans held for sale, net of allowance for credit losses and valuation allowance, increased $7.9 million to $18.9 million at November 30, 1998 from $11.0 million at August 31, 1998 primarily as a result of the Company's loan production of approximately $16.5 million and loan sales of approximately $8.5 million during the three months ended November 30, 1998.

         Changes in the allowance for credit losses and the allowance for credit losses on loans sold with recourse for the three months ended November 30, 1998 consist of the following (thousands of dollars):

Balance at August 31, 1998                                                      $2,548
     Provision for credit losses                                                    43
     Increase due to adjustment to allowance for credit losses                       5
                                                                                ------
Balance at November 30, 1998                                                    $2,596
                                                                                ======

         The allowance for credit losses and the allowance for credit losses on loans sold with recourse consist of the following at these dates:

                                                                            AUGUST 31,  NOVEMBER 30,
                                                                               1998        1998
                                                                              ------      ------
                                                                            (thousands of dollars)

Allowance for credit losses                                                   $   76      $  120
Allowance for credit losses on loans sold with recourse                        2,472       2,476
                                                                              ------      ------
     Total                                                                    $2,548      $2,596
                                                                              ======      ======




         Changes in the valuation allowance on loans held for sale for the three months ended November 30, 1998 consist of the following (thousands of dollars):

Balance at August 31, 1998                                                     $10,901
     Provision for valuation changes                                               433
     Reductions to the allowance on loans sold                                  (6,748)
                                                                               --------
Balance at November 30, 1998                                                   $ 4,586
                                                                               =======


         Other receivables increased $977,000 to $6.1 million at November 30, 1998 from $5.1 million at August 31, 1998 primarily due to net advances to LL Funding Corp., an increase in the receivable from a securitization trustee and an increase in the receivable from the Company's loan sub-servicer (City Mortgage Services). The increase in the receivable from a securitization trustee and City Mortgage Services reflect timing of payments.

         Notes and contracts payable increased $14.7 million to $31.1 million at November 30, 1998 from $16.3 million at August 31, 1998 due to borrowings on the Sovereign Warehouse Line by the Company to fund loan production in the three months ended November 30, 1998.

         Accounts payable and accrued liabilities decreased $8.0 million to $8.4 million at November 30, 1998 from $16.4 million at August 31, 1998 primarily due to the repurchase of loans of approximately $7.0 million and settlement on loans serviced of approximately $1.0 million in the three months ended November 30, 1998. As of November 30, 1998, the Company had remaining repurchase commitments of approximately $2.6 million.

         Subordinated debt decreased $892,000 to $41.8 million at November 30, 1998 from $42.7 million at August 31, 1998 due to the repurchase of the remaining Old Notes during September and October, 1998.

         Stockholders' equity decreased $2.5 million to $24.1 million at November 30, 1998 from $26.6 million at August 31, 1998 primarily as a result of the net loss of $2.5 million during the three months ended November 30, 1998.

SEASONALITY

         The Company's production of Home Equity and Equity + (Conventional) loans is seasonal to the extent that borrowers used the proceeds for home improvement contract work. The Company's production of loans for this purpose tends to build during the spring and early summer months, particularly where the proceeds are used for pool installations. A decline is typically experienced in late summer and early fall until temperatures begin to drop. This change in seasons precipitates the need for new siding, window and insulation contracts. Peak volume is experienced in November and early December and declines dramatically from the holiday season through the winter months. While the Company does not have substantial experience making loans to borrowers who intend to use the proceeds to purchase a residence, management believes that the market for such loans will follow the home sale cycle, higher in the spring through early fall than during the remainder of the year.


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

         As of November 30, 1998, the Company had completed the first and second phases of the Year 2000 plan for its own business critical information technology assets including its accounting systems, loan origination systems, word and data processing systems, customer telephone service center, and business machines. The Company is relying upon the representations of third party vendors as to the Year 2000 readiness of certain of its software, its business machines, such as copiers and facsimile machines, and of facilities, such as physical office locations. The Company does not have plans for testing embedded computer chips contained in devices, or in special codes in software that make use of the date field incidental to their operation.

         All five phases of the Company's Year 2000 plan are expected to be completed by August 31, 1999. Based on information currently available, the Company's costs to remedy its own critical information technology assets are estimated to be approximately $225,000. These costs will cover hardware and software upgrades, systems consulting and computer maintenance. The Company plans to charge these costs to expense as incurred, and it believes such costs will not have a material effect on its liquidity or financial condition. As of November 30, 1998, the Company had spent approximately $57,000 to purchase or upgrade portions of its own hardware/software. As part of its Year 2000 plan, the Company has accelerated the schedule of implementation of certain of the Company's previously planned information technology projects. Therefore, the Company does not expect to defer any specific information technology project as a result of the implementation of its Year 2000 plan.

         Until system testing is substantially in process, the Company cannot fully estimate the risks of the Year 2000 issue. To date, the Company has not identified any of its own business critical information technology assets that it believes present a material risk of not being Year 2000 compliant or for which a suitable alternative cannot be implemented. However, as the Company's Year 2000 plan proceeds into subsequent phases, it is possible that the Company may identify assets that do present a risk of a Year 2000-related disruption. Such a disruption would have a material adverse effect on the Company's financial condition and results of operations. Because the Company has not begun system testing, and, accordingly, has not fully assessed its risks from potential Year 2000 failures, the Company has not yet developed specific Year 2000 contingency plans.

         As of August 31, 1998, the Company had begun to make inquiry of substantially all of its strategic partners, vendors and third party entities with which it has material relationships, and had begun to compile data related to their Year 2000 plans. The Company's reliance upon certain third parties, vendors and strategic partners for loan servicing, investor reporting, document custody and other functions, means that their failure to adequately address the Year 2000 issue could have a material adverse impact on the Company's operations and financial results. The Company has received assurances from its two major strategic partners, City Mortgage Services and Sovereign Bank, NA, that they have implemented plans to address the Year 2000 issue. The Company has not evaluated these plans or assurances for their accuracy and adequacy, or developed contingency plans in the event of their failure. As of December 31, 1998, the Company had received responses from approximately 20% of its Year 2000 inquiries. Of those responses, approximately 76% indicated that they had some plan to address the Year 2000 issue. Because the Company has not yet received a significant number of responses from its vendors or other third parties, potential risks related to their failure to address Year 2000 issues are not known at this time.

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

         In addition, the Company's credit risk associated with its borrowers may increase as a result of borrowers' individual Year 2000 issues. Negative impact of Year 2000 issues upon borrowers may result in borrowers' inability to pay, increases in delinquent loans, and a loss of residual income to the Company. While at this time, it is not possible to calculate the potential impact of such increased delinquent loans; it is believed that increased delinquencies would have a material adverse impact on the financial condition of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

         As of November 30, 1998 the net fair value of all financial instruments with exposure to interest rate risk was approximately $34.9 million. The potential decrease in fair value resulting from a hypothetical 5% increase in interest rates would be approximately $26.1 million.

         There are certain shortcomings inherent to the Company's sensitivity analysis. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, changes are rarely instantaneous. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react in line with changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates while interest rates on other types of assets may lag behind changes in market rates. Prepayments on the Company's mortgage related instruments are directly affected by a change in interest rates. However, in the event of a change in interest rates, actual loan prepayments may deviate significantly from the Company's assumptions. Further, certain assets, such as adjustable rate loans, have features, such as annual and lifetime caps that restrict changing the interest rates both on a short term basis and over the life of the asset. Finally, the ability of certain borrowers to make scheduled payments on their adjustable rate loans may decrease in the event of an interiors rate increase.

PART II  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         On October 8, 1998, the Office of the Consumer Credit Commissioner of the State of Texas issued a denial of the Company's application for licensing as a secondary mortgage lender. On October 20, 1998, the Company filed an appeal of the Commissioner's decision. An administrative hearing, originally set for December 3, 1998, was postponed and no new hearing date has been scheduled.

         No significant developments in any other litigation previously reported occurred during the three month period ended November 30, 1998.

ITEM 5.  OTHER INFORMATION

         As part of the Company's strategic initiatives, the Company had entered into an agreement to purchase certain assets of LL Funding Corp., a privately-held loan origination company headquartered in Columbia, Maryland. Through December 31, 1998, the Company has purchased from LL Funding Corp. approximately $16.2 million principal amount of loans at a purchase price of 102.75%. In addition, the Company has advanced approximately $1.3 million to LL Funding Corp. to fund their operations, of which approximately $702,000 remained outstanding as of December 31, 1998. On January 4, 1999, the Company terminated the asset purchase agreement pursuant to provisions contained therein. LL Funding Corp. has disputed the Company's right to terminate the asset purchase agreement, and on January 11, 1999, the Company filed suit asking that the court declare that the Company properly terminated the asset purchase agreement and is not liable to LL Funding Corp. as a result of such termination.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NUMBER                            DESCRIPTION

      27.1            Financial Data Schedule (for SEC use only).

         A report on Form 8-K dated September 2, 1998, was filed on September 16, 1998, to report that Jeffrey Moore had resigned as a director of the Company and as its President and that William Paul Ralser had been appointed to replace Mr. Moore as President of the Company and as the Company's Chief Operating Officer.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MEGO MORTGAGE CORPORATION


                                            By:/s/ J. Richard Walker
                                               --------------------------------
                                               J. Richard Walker
                                               Executive Vice President
                                               Chief Financial Officer







Date:    January 14, 1999
     --------------------