Form 10-K/A
period 1998-08-31
MEGO MORTGAGE CORP
filed 1999-01-22
CIK 1023334

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM      TO

                         COMMISSION FILE NUMBER 0-21689

                           MEGO MORTGAGE CORPORATION
        (Exact name of registrant as specified in governing instrument)

                DELAWARE                                 88-0286042
         (State of organization)              (IRS Employer Identification No.)

               1000 PARKWOOD CIRCLE, SUITE 500 ATLANTA, GA 30339
              (Address of Principal Executive Offices -- Zip Code)

       Registrant's telephone number, including area code: (770) 952-6700

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

           TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------            -----------------------------------------
      Common Stock, $.01 per share                   Nasdaq Stock Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  'CHECKMARK'   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing sale price on the Nasdaq Stock Market) on December 11, 1998 was approximately $7,418,719. As of December 11, 1998, there were 30,566,660 shares of common stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           MEGO MORTGAGE CORPORATION

                               TABLE OF CONTENTS

                                                                   PAGE
ITEM NO.                                                           NO.
--------                                                           ----
PART I
 1.  Business....................................................     1
 2.  Properties..................................................    22
 3.  Legal Proceedings...........................................    22
 4.  Submission of Matters to a Vote of Security Holders.........    23

PART II
 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters.......................................    24
 6.  Selected Financial Data.....................................    25
 7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations.................................    28
 8.  Financial Statements and Supplementary Data.................    54
 9.  Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure..................................    54

PART III
10.  Directors and Executive Officers of the Registrant..........    55
11.  Executive Compensation......................................    57
12.  Security Ownership of Certain Beneficial Owners and
       Management................................................    61
13.  Certain Relationships and Related Transactions..............    62

PART IV
14.  Exhibits, Financial Statements, Schedules and Reports on
       Form 8-K..................................................    66

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

     The Company historically has sold, in securitization transactions, a substantial majority of the loans it produces on a servicing-retained basis (which means the Company retains the right to service the loans and receives an annual fee based on a fractional percentage of the outstanding principal balance of the loans). Generally, sales on a servicing-released basis (which means the servicing on the loan is sold or "released" to the purchaser of the loan) and some sales on a servicing-retained basis are at a premium to the principal amount of the loan. For additional details on the sale of loans in securitization transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitization Transactions."

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

     To generate cash to reduce the outstanding amount of the warehouse line and continue to operate, the Company began to liquidate, through sales for cash, its mortgage loan portfolio and explore a number of alternatives to locate new capital. In addition, because the old warehouse line was used to fund loans produced by the Company prior to their sale, the Company greatly curtailed its loan production beginning in January 1998. The cash received from the Company's sale of loans was used to pay down the old warehouse line and other Company borrowings and to pay general and administrative expenses to retain personnel and maintain the Company's operations while it sought to locate new capital. These matters, among others, raised substantial doubt in the opinion of the Company's independent auditors with respect to the Company's ability to continue as a going concern.

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

Management

     Upon completion of the recapitalization, Jerome J. Cohen, Robert Nederlander, Herbert B. Hirsch and Don A. Mayerson resigned as directors of the Company and Champ Meyercord was elected the Company's Chairman of the board of directors and Chief Executive Officer. Mr. Meyercord had been a special consultant to the Company since May 1998. In addition, City National Bank and Sovereign Bancorp each were granted the right to appoint one member to the Company's board of directors and have the right to appoint an additional board member if they exercise their option to purchase additional shares of common stock. Upon completion of the recapitalization, David J. Vida, Jr. was appointed to the board of directors at the request of City National Bank. Three private investors each have the right to appoint one board member. Wm. Paul Ralser was appointed to the board of directors at the request of an ad hoc committee of holders of the Old Notes, and Hubert M. Stiles, Jr. was appointed to the board of directors at the request of one of the two private investors. Sovereign Bancorp and the other private investor have not exercised their right to appoint a board member, but have exercised their right to have a representative attend each board meeting. On August 14, 1998, Jeffrey S. Moore resigned as President of the Company. Effective September 1, 1998, Mr. Ralser was elected the President and Chief Operating Officer of the Company.

Transactions with Strategic Partners

     As part of the recapitalization, the Company and each of Sovereign Bancorp and City Holding Company entered into the following agreements that the Company believes will provide liquidity and increase the efficiency of the Company's operations:

     - Sovereign Bancorp and City National Bank each purchased 10,000 shares of Series A convertible preferred stock at a price of $1,000 per share

     - Sovereign Bancorp agreed to provide the Company up to $90.0 million in borrowings under a warehouse line (the "Sovereign Warehouse Line") to fund its loan production prior the sale of the loans

     - Sovereign Bancorp agreed to purchase up to $100.0 million of the Company's loans per quarter and has a right of first refusal to purchase all other loans produced by the Company pursuant to a purchase agreement (the "Flow Purchase Agreement")

     - City National Bank purchased the Company's existing mortgage servicing rights

     - City Mortgage Services agreed to service all of the Company's mortgage loans held for sale and loans sold on a servicing-retained basis by the Company

     - Sovereign Bancorp and City National Bank were each granted an option to purchase 6.67 million shares of common stock at a price of $1.50 per share

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

  Debt Consolidation

     An increasing number of financial institutions are originating loans to borrowers who use the proceeds to reduce outstanding consumer finance obligations. These loans may also be made in conjunction with a home improvement project where the borrowers seek to enhance the value of their residence and ultimately reduce their monthly debt service obligations. These consumer finance obligations are often in the form of unsecured credit card debt which have high interest rates and relatively short-term maturity dates. Under this type of loan, the consumer uses the loan proceeds to consolidate multiple outstanding debt into a single loan. In turn, the consumer receives the benefit of a lower interest rate and an extended loan maturity date, often as high as 25 years, reducing the amount of monthly debt service payments, and in certain instances the interest paid may be tax deductible. These loan products are secured by a mortgage lien on the consumer's primary residence. These liens are typically in a junior position and when combined with first mortgage liens may exceed the market value of the subject residence. Debt consolidation loans are typically made to high creditworthy borrowers who have a credit history of honoring their financial obligations on a timely basis. Within the specialty finance industry it is typical for loans to qualified borrowers to be limited to the amount which, when added to the outstanding senior liens on the property, will not exceed 125% of the market value of the property.

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

  Home Equity Loans

     In furtherance of its strategy to expand its loan products, in December 1997 the Company commenced the production of Home Equity loans to borrowers with a credit grade ranging from "A" to "D". Loan amounts may range up to a maximum of $500,000 for "A" credit borrowers with maturities of up to 360 months. The Company expects the average loan amount to be less than $100,000. The average loan amount in this program for the fiscal year ended August 31, 1998 was $60,019. In making Home Equity loans, the Company places increased emphasis on the underlying collateral value of the residence which is fully supported by an independent appraisal. The Company intends to pool its Home Equity loans for eventual sale in the secondary market to institutional purchasers on a servicing-released basis, without recourse for credit losses or risk of prepayment, for cash premiums over the principal amount of the loan. To date, substantially all of the Home Equity loans produced by the Company have been to borrowers with "B" and "C" credit grades under the Company's underwriting guidelines. The Company believes that there are several advantages to producing Home Equity loans including:

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

LENDING OPERATIONS

  Mortgage Brokers and Bankers

     The Company produces loans through its wholesale and retail divisions. The wholesale division represents the Company's largest source of loan production. Through its wholesale division, the Company funds loans originated through a nationwide network of licensed mortgage brokers and purchases loans from a nationwide network of licensed mortgage bankers. Mortgage bankers produce mortgage loans by lending their own funds to the borrower and closing the loan in their own name. Mortgage brokers, like mortgage bankers, initiate the loan application and process necessary underwriting documentation. However, unlike mortgage bankers, mortgage brokers ordinarily do not fund loans with their own money, but work as agents on behalf of investors, including mortgage bankers, banks, savings and loans or investment bankers. The Company funds loans originated by mortgage brokers by lending the Company's funds to the borrower and closing the loan to the borrower in the Company's name.

     The Company funds loans originated by mortgage brokers on an individual loan basis, pursuant to which each loan is underwritten by the Company and is closed in the Company's name. The Company's network of mortgage brokers earn fees which are paid by the borrower at closing, and which are disclosed and agreed to by the borrower as required by law. The Company purchases loans from its network of mortgage bankers after underwriting closed loans or pools of closed loans for compliance with the Company's underwriting criteria. When the Company buys closed loans from mortgage bankers, the Company has historically, and may in the future, pay premiums based upon the characteristics of the loans, including the range of credit scores of the borrowers and the interest rates on the loans. The wholesale division conducts operations from its headquarters in Atlanta, Georgia. To build and maintain its network of mortgage bankers and brokers, the wholesale division uses account executives responsible for developing and maintaining relationships with mortgage bankers and brokers. At August 31, 1998, the Company had a network of 169 active mortgage brokers and 56 active mortgage bankers.

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

     None of the Company's arrangements with its mortgage bankers and brokers is on an exclusive basis. Each relationship is documented by a written agreement, in which the Company agrees to fund or purchase loans that comply with the Company's underwriting guidelines. On each loan produced, the mortgage banker or broker makes customary representations and warranties regarding, among other things, the credit history of the borrower, the status of the loan and its lien priority, if applicable, and agrees to indemnify the Company for breaches of any representation or warranty. In the agreements, the mortgage banker or broker makes customary representations and warranties regarding, among other things, their corporate status, as well as regulatory compliance, title to the property, enforceability, status of payments and advances on the loans. The mortgage bankers and brokers agree, among other things, not to disclose confidential information of the Company, to provide supplementary financial and licensing information, maintain government approvals, and to refrain from soliciting the Company's borrowers. Each agreement also contains provisions requiring that the mortgage banker or broker indemnify the Company against material misrepresentations or non-performance of its obligations.

  Retail Loans

     The Company commenced making direct-to-consumer Equity + loans in September 1997 and Home Equity loans in December 1997, although the Company's retail channels are not being actively pursued. Marketing strategies typically used in retail production include telemarketing, direct mail, television and radio advertising, third-party loan programs and consumer trade shows. Telemarketing services, both inbound and outbound, are outsourced to keep the cost of originations to a minimum. A Company website is currently under construction and may be used to provide consumer loan applications and information to the public about the Company's products and services. As part of its business strategy, the Company intends to acquire retail mortgage lending companies in fiscal 1999.

     By making direct-to-consumer loans, the Company avoids the payment of premiums that it pays when it purchases closed loans from its network of mortgage bankers. The loan fees charged by the Company to consumers on the direct loans are expected to cover the Company's total cost of the underwriting and making the loan and place the Company on a positive cash flow basis with respect to the production of direct-to-consumer loans.

     The following table provides information about the Company's loan applications processed and loans produced during the periods indicated. As a result of recent changes to the Company's business strategy, we do not believe that this information is indicative of future loan applications and loans produced.

                                               FISCAL YEAR ENDED AUGUST 31,
                                  ------------------------------------------------------
                                        1996               1997               1998
                                  ----------------   ----------------   ----------------
                                                  (DOLLARS IN THOUSANDS)
TOTAL LOAN APPLICATIONS:
  Number processed..............    42,236             92,165             46,361
  Number approved...............    20,910             52,269             24,876
  Approved ratio................      49.5%              56.7%              53.7%
LOAN PRODUCTION:
Principal balance of loans
  produced:
  Wholesale:
     Title I....................  $ 82,596    59.3%  $ 50,815     9.7%  $  7,081     2.1%
     Equity + loans.............    11,582     8.3    409,603    77.7    289,354    85.4
                                  --------   -----   --------   -----   --------   -----
          Total Wholesale.......    94,178    67.6%   460,418    87.4%   296,435    87.5%
  Dealers/Bankers/Brokers(1):
     Title I....................    45,189    32.4%    47,270     9.0%    11,619     3.4%
     Equity + loans.............        --      --     19,229     3.6     14,051     4.2
     Home Equity................        --      --         --      --      8,940     2.6
                                  --------   -----   --------   -----   --------   -----
          Total
            Dealers/Bankers/
              Brokers..........     45,189    32.4%    66,499    12.6%    34,610    10.2%
  Retail:
     Equity + loans.............        --      --         --      --   $  7,114     2.1%
     Home Equity................        --      --         --      --        783     0.2
                                  --------   -----   --------   -----   --------   -----
          Total Retail..........        --      --         --      --   $  7,897     2.3%
                                  --------   -----   --------   -----   --------   -----
          Total principal
            balance of loans
            produced............  $139,367   100.0%  $526,917   100.0%  $338,942   100.0%
                                  ========   =====   ========   =====   ========   =====
Number of loans produced:
  Wholesale:
     Title I....................     4,382    50.9%     2,445    12.0%       327     2.9%
     Equity + loans.............       392     4.6     12,831    62.7      8,848    78.6
                                  --------   -----   --------   -----   --------   -----
          Total Wholesale.......     4,774    55.5%  $ 15,276    74.7%     9,175    81.5%
  Dealers/Bankers/Brokers (1):
     Title I....................     3,836    44.5%     3,893    19.0%       975     8.7%
     Equity + loans.............        --      --      1,296     6.3        744     6.6
     Home Equity................        --      --         --      --        145     1.2
                                  --------   -----   --------   -----   --------   -----
          Total
            Dealers/Bankers/
              Brokers...........     3,836    44.5%     5,189    25.3%     1,864    16.5%
  Retail:
     Equity + loans.............        --      --         --      --        208     1.8%
     Home Equity................        --      --         --      --         17     0.2
                                  --------   -----   --------   -----   --------   -----
          Total Retail..........        --      --         --      --        225     2.0%
                                  --------   -----   --------   -----   --------   -----
          Total number of loans
            produced............     8,610   100.0%    20,465   100.0%    11,264   100.0%
                                  ========   =====   ========   =====   ========   =====

                                               FISCAL YEAR ENDED AUGUST 31,
                                  ------------------------------------------------------
                                        1996               1997               1998
                                  ----------------   ----------------   ----------------
                                                  (DOLLARS IN THOUSANDS)
Average principal balance of
  loans produced................  $     16           $     26           $     30
Weighted-average interest rate
  on loans produced.............     14.03%             13.92%             13.89%
Weighted-average term of loans
  produced (months).............       198                226                235

-------------------------

(1) The Company closed its dealer division, which purchased loans from home improvement contractors, in February 1998.

LOAN PROCESSING AND UNDERWRITING

     The Company's loan application and approval process generally is conducted over the telephone with applications usually received from mortgage bankers, mortgage brokers and consumers at the Company's centralized processing facility in Atlanta, Georgia. After receiving an application, the information is entered into the Company's system and processing begins. The information provided in loan applications is first verified by, among other things, the following:

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

  Home Equity Loans

     The Company produces Home Equity loans through a mortgage banker and broker loan source network as well as through the Company's retail division. Home Equity loan mortgages produced under this program are limited to a first or second lien position. Loan amounts are determined by taking a specific amount of the collateral value of the property and adjusting the percentage based on the creditworthiness of the borrower. For example, if the Company's guidelines set a minimum loan-to-value ratio of 75% ($75,000 for a home with a collateral value of $100,000), a more creditworthy borrower may be able to borrow in excess of $75,000, and a less credit worthy borrower may only be able to borrow $65,000. Full appraisals generated by approved licensed appraisers are required on all loans within the Uniform Standards of Professional Appraisal Practice (the "Uniform Standards of Appraisal"). Any loan amount of $250,000 or more would require two independent appraisals. The credit grade will be determined by using the CIP. In connection with Home Equity loans, the Company seeks commitments from third party financial institutions to purchase the loans in accordance with their respective guidelines, without recourse for credit losses or risk of prepayment.

     As part of the underwriting process, the Company requires an appraisal of the residence that will be the collateral for the loan. The Company requires the independent appraiser to be state licensed and certified. The Company requires that all independent appraisals be completed within the Uniform Standards of Appraisal as adopted by the Appraisal Standards Board of the Appraisal Foundation. The Company audits the appraisal for accuracy to ensure that the appraiser used sufficient care in analyzing data to avoid errors that would significantly affect the appraiser's opinion and conclusion. This audit includes a review of housing demand, physical adaptability of the real estate, neighborhood trends and the highest and best use of the real estate. In the event the audit reveals any discrepancies as to the method and technique that the Company believes are necessary to produce a credible appraisal, the Company will perform additional property data research or may request a second appraisal to be performed by an independent appraiser selected by the Company in order to further substantiate the value of the subject property.

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

SALE OF LOANS

     The Company has historically sold on a servicing retained basis a substantial majority of all loans it produced in securitization transactions. The balance was sold for cash servicing released to institutional purchasers. Currently, sales on a servicing-released basis, and some sales on a servicing-retained basis, are sold at a premium to their principal balance. As part of the sale of loans in securitization transactions, senior securities in the related securitization are sold to institutional purchasers with a junior subordinated interest in the transaction retained by or issued to the Company as a mortgage related security. As part of its business strategy, the Company intents to sell its loan production in the secondary market to institutional purchasers for cash premiums and reduce its historically dependence on securitization transactions as a method to sell loans. The Company will also attempt to reduce the acquisition premiums paid to its network of mortgage bankers of Equity + and Home Equity loans. During the year ended August 30, 1997, these cash acquisition premiums totaled $18.0 million or approximately 3.5% of the Company's total loan production and, for the year ended August 31, 1998, these premiums totaled $13.7 million or approximately 4.1% of the Company's total loan production.

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

     The following table sets forth certain data regarding loans securitized or sold by the Company during the periods indicated with servicing retained, and excluding loans sold with servicing released:

                                                     FISCAL YEAR ENDED AUGUST 31,
                                                    ------------------------------
                                                      1996       1997       1998
                                                    --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
Principal amount of loans sold....................  $137,908   $462,318   $181,931
Gain (loss) on sales of loans(1)..................    16,539     45,123    (26,578)
Net unrealized gain (loss) on mortgage related
  securities......................................     2,697      3,518    (70,024)
Weighted-average stated interest rate on loans
  sold(2).........................................     14.09%     13.91%     11.77%
Weighted-averaged pass-through interest rate on
  loans sold(2)...................................      7.50       7.36       6.77
Weighted-average excess spread retain on loans
  sold(2)
                                                        6.59       6.55       5.00

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

     The Company is subject to the rules and regulations of, and examinations by, HUD, FHA and other federal and state regulatory authorities with respect to originating, underwriting, funding, acquiring, selling and, to the extent that it engages in servicing activities, servicing consumer and mortgage loans. In addition, there are other federal and state statutes and regulations affecting the Company's activities. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for loans, prohibit discrimination, provide for inspection and appraisals of properties, require credit reports on prospective borrowers, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. The Company is required to submit annual audited financial statements to various governmental regulatory agencies that require the maintenance of specified net worth levels. The Company's affairs are also subject to examination, at all times, by the Federal Housing Commissioner to assure compliance with FHA regulations, policies and procedures.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company completed its initial public offering on November 19, 1996 and, since that date, the common stock has traded on the Nasdaq Stock Market under the symbol "MMGC." The following table sets forth the high and low sales prices of the common stock as reported on the Nasdaq Stock Market for the periods indicated.

                                                               HIGH       LOW
                                                             --------   --------
FISCAL YEAR 1997:
  First Quarter (November 19, 1996 to November 30, 1996)...  $12.00     $10.75
  Second Quarter...........................................   15.75      10.125
  Third Quarter............................................   14.625      8.00
  Fourth Quarter...........................................   13.50       9.00
FISCAL YEAR 1998:
  First Quarter............................................   15.00       9.5625
  Second Quarter...........................................   10.25       3.00
  Third Quarter............................................    3.375      1.875
  Fourth Quarter...........................................    2.0625     1.00

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

     On July 1, 1998, the Company completed a private placement of 25,000 shares of Series A convertible preferred stock and 18,266,667 shares of common stock to a number of qualified institutional investors, as defined under Rule 144A under the Securities Act, and to other accredited investors, as defined in Rule 501 under Regulation D ("Rule 501"). These sales were conducted pursuant to Rule 506 under Regulation D ("Rule 506"). The aggregate purchase price of the preferred stock was $25.0 million, and the aggregate purchase price of the common stock was $25.0 million.

     FBR acted as the placement agent for the preferred stock and the common stock. Under a placement agreement between FBR and the Company, the Company issued FBR 1.6 million shares of common stock. This issuance was conducted pursuant to Rule 506.

     In addition, on July 1, 1998, the Company issued 37,500 shares of preferred stock and $41.5 million principal amount of a new series of Current Notes in exchange for approximately $79.0 million of Old Notes. This exchange offer was conducted pursuant to Rule 506.

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

     This example is based on five general assumptions:

     (1) mortgage bankers originated $100.0 million of mortgage loans having a weighted average interest rate of 13.98%;

     (2) the Company purchased from mortgage bankers for a premium of $4.0 million (the mortgage bankers received an aggregate of $104.0 million for the loans);

     (3) the Company sells the loans to the securitization trust for $97.0 million in cash, the trust sells $97.0 million of senior securities having a weighted average interest rate of 6.88% and issues a subordinate mortgage related security to the Company;

     (4) the securitization process costs $1.0 million in fees and costs paid to investment bankers, attorneys, accountants and others; and

     (5) Standard & Poor's and Moody's require (A) an initial level of "over-collateralization" of 3% ($3.0 million) of the original amount of loans sold in the securitization and (B) that the level of over-collateralization must reach 6% of the original principal amount of loans ($6.0 million) before the cash flow will be paid by the trustee to the holder of the subordinate mortgage related security.

     In this example, the sale of this pool of $100.0 million of mortgage loans would result in negative cash flow of $8.0 million. The negative cash flow results from the following factors:

     - $104.0 million, representing the total cost of producing the loans sold in the securitization minus

     - $97.0 million is received by the trust from the sale of the senior securities, all of which is paid to the Company, minus

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

     After the required level of over-collateralization is achieved, the trustee pays all of the cash flow, after the payment of interest and principal to the holders of the senior securities, to the Company's mortgage related securities. Loan delinquencies and defaults reduce this over-collateralization. If the amount in the account falls below 6.0% of the amount of loans sold to the trust, the trustee stops the payment of cash to the Company's mortgage related securities and retains it until the 6.0% level is again achieved.

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

  Revision of Assumptions

     As described immediately above, the most significant source of the Company's revenues and income historically has resulted from the sale of loans produced by the Company and sold in securitization transactions and the fair value of the mortgage related security issued to the Company by the trusts. The Company projects the anticipated cash flow to be received from the loans backing its mortgage related securities based on assumptions of voluntary prepayment speeds and losses. When prepayments, delinquencies, default and credit losses on the mortgage loans backing the Company's mortgage related securities exceed the Company's assumptions, the Company is required to modify its assumptions as to the prepayments, delinquencies, defaults and credit loss rates on the mortgage loans backing its mortgage related securities. This generally reduces the anticipated cash flow to be received from the mortgage loans and results in a write down in the fair value of the particular mortgage related securities. The amount of the writedown is treated as negative revenues from Unrealized gain
(loss) on mortgage related securities.

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

     We have separated below the following four components of the Company's revenues in fiscal 1998 and compared them to the same four components of revenue in fiscal 1997:

     1. Revenues from gain (loss) on sale of loans
        - in securitization transactions
        - for cash

     2. Revenues from net unrealized gain (loss) on mortgage related securities

     3. Loan servicing income, net

     4. Revenues from net interest income

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

     (2) the new Sovereign Warehouse Line of $90.0 million;

     (3) the Flow Purchase Agreement; and

     (4) sales of loans in the institutional whole loan market

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

     The Sovereign Warehouse Line was originally scheduled to terminate on December 29, 1998 and is renewable, at Sovereign's option, in six-month intervals for up to five years. During December 1998, the Sovereign Warehouse Line was extended through August 1999. The Sovereign Warehouse Line may be increased with certain consents and contains pricing/fees which vary by product and the dollar amount outstanding. The Sovereign Warehouse Line is to be secured by specific loans held for sale and includes certain material covenants including maintaining books and records, providing financial statements and reports, maintaining its properties, maintaining adequate insurance and fidelity bond coverage and providing timely notice of material proceedings. As of November 30, 1998, the Company had approximately $14.9 million outstanding under the Sovereign Warehouse Line.

     In April 1997, the Company entered into a pledge and security agreement with another financial institution for an $11.0 million revolving credit facility. The amount that can be borrowed under the agreement was increased to $15.0 million in June 1997 and $25.0 million in July 1997. This facility is secured by a pledge of certain of the Company's interest only and residual class certificates relating to securitizations carried as mortgage related securities on the Company's Statements of Financial Condition, payable to the Company pursuant to its securitization agreements. A portion of the borrowings under the credit line agreement accrues interest at one-month LIBOR + 3.5% (9.1% at August 31, 1998 and 8.5% at November 30, 1998) with the remaining borrowings under the credit line accrues interest at one-month LIBOR + 2.0% (7.6% at August 31, 1998 and 7.0% at November 30, 1998), expiring one year from the initial advance. As of August 31, 1998 and November 30, 1998, approximately $10.0 million was outstanding under the agreement. The agreement, which was originally scheduled to mature in December 1998, was extended until December 1999. Certain material covenant restrictions exist in the credit agreement governing the April 1997 revolving line of credit. These covenants include limitations to incur additional indebtedness, provide adequate collateral and achieve certain financial tests. These tests include achieving a minimal net worth (as defined therein) and that the debt-to-net worth ratio (as defined therein) shall not exceed 2.5:1. As of August 31, 1998, the Company's net worth was $15.9 million below the minimal required and the debt-to-net worth ratio was 2.93:1. On December 2, 1998, the Company obtained an amendment to the agreement whereby the financial institution waived its right to declare an event of default of borrower due to the Company's failure to comply with the minimal required net worth as of August 31, 1998. Additionally, the minimal net worth test was amended such that the Company is required to maintain a net worth equal to or greater than 75% of the Company's net worth as of the end of the preceding fiscal quarter. Additionally, the Company agreed to pay down the outstanding borrowings from $10.0 million at August 31, 1998 to $6.0 million in equal monthly payments during calendar 1999. As of November 30, 1998, the Company's net worth was $4.2 million above the minimal required and the debt-to-net worth ratio was 2.86:1.

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

 % Change in
Interest Rate        Default Rate          Discount Rate         Prepayment Rate
--------------       ------------          -------------         ---------------
    +5%               $ 8,742,665           $27,899,921            $31,972,595
    +3%               $19,619,236           $30,429,329            $32,645,484
    +1%               $25,715,408           $33,273,770            $33,509,045
     0%               $34,829,719           $34,829,719            $34,829,719
    -1%               $39,712,288           $36,484,374            $35,240,082
    -3%               $49,947,812           $40,122,559            $35,971,596
    -5%               $60,750,176           $44,262,566            $36,648,294

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

     As of August 31, 1998, the Company had begun to make inquiry of substantially all of its strategic partners, vendors and third party entities with which it has material relationships, and had begun to compile data related to their Year 2000 plans. The Company's reliance upon certain third parties, vendors and strategic partners for loan servicing, investor reporting, document custody and other functions, means that their failure to adequately address the Year 2000 issue could have a material adverse impact on the Company's operations and financial results. The Company has received assurances from its two major strategic partners, City Mortgage Services and Sovereign Bancorp, NA, that they have implemented plans to address the Year 2000 issue. The Company has not evaluated these plans or assurances for their accuracy and adequacy, or developed contingency plans in the event of their failure. The Company has not yet received a significant number of responses from its vendors or other third parties, and therefore potential risks related to their failure to address Year 2000 issues are not known at this time.

     The Company also relies upon certain government entities (such as the HUD and various state regulatory agencies), utility companies, telecommunication service companies and other service providers outside of the Company's control. There can be no assurance that such suppliers, government entities, or other third parties will not suffer a Year 2000 business disruption. Such failures would have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 1, 1998.

NAME                                        AGE                   POSITION
----                                        ---                   --------
Champ Meyercord...........................  57    Chairman of the Board and Chief
                                                    Executive Officer
Wm. Paul Ralser...........................  57    President, Chief Operating Officer and
                                                    Director
J. Richard Walker.........................  51    Executive Vice President and Chief
                                                    Financial Officer
Spencer I. Browne.........................  48    Director
Hubert M. Stiles, Jr......................  51    Director
David J. Vida, Jr.........................  32    Director
John D. Williamson, Jr....................  63    Director

     Edward B. "Champ" Meyercord has been Chairman and Chief Executive Officer of the Company since July 1998 and, prior thereto, he was a special consultant to the Company since May 1998. From 1994 to 1998, Mr. Meyercord was a senior investment banker with Greenwich Capital Markets, most recently as a co-head of the Mortgage and Asset Backed Finance Group. In addition to his involvement with asset backed securities, Mr. Meyercord was involved in the development of financing vehicles for specialty finance companies. Greenwich Capital Markets has performed investment banking services for the Company since 1994. Prior to 1994, Mr. Meyercord was a co-managing partner of Hillcrest Partners, a private investment bank specializing in mergers and acquisitions for financial institutions. Mr. Meyercord is a member of the Board of Directors of The National Home Equity Mortgage Association.

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

     Hubert M. Stiles, Jr. Mr. Stiles has been a Director of the Company since July 1998. Since September 1996, Mr. Stiles has been a money manager for and President of T. Rowe Price Recovery Fund II Associates, L.L.C. Mr. Stiles has been Vice President of T. Rowe Price Associates, Inc. and a money manager for and President of T. Rowe Price Recovery Fund Associates, Inc. since May 1988.

     David J. Vida, Jr. Mr. Vida has been a Director of the Company since June 1998. Since July 1996, Mr. Vida has been President of City Mortgage Services, a division of City National Bank. Mr. Vida served as Chief Financial Officer of Prime Financial Corp. from June 1994 until June 1996. From January 1992 to June 1996, Mr. Vida was a Senior Accountant for KPMG Peat Marwick LLP.

     John D. Williamson, Jr. has been a Director of the Company since September 1998. Since January 1997, Mr. Williamson has been practicing law as a sole practitioner, focusing on consulting, mediation and expert witnesses. From 1976 to January 1997, Mr. Williamson worked in various capacities at Transport Life Insurance Company (a subsidiary of Travelers Group, Inc.) including Vice Chairman of the Board from 1995 to 1997 and Chairman of the Board from 1995 to 1998.

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

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM
                                                                              COMPENSATION
                                                                                 AWARDS
                                            ANNUAL                            ------------
                                         COMPENSATION                          NUMBER OF
                             FISCAL   -------------------    OTHER ANNUAL       OPTIONS         ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR     SALARY     BONUS     COMPENSATION(1)    GRANTED(2)    COMPENSATION(3)
---------------------------  ------   --------   --------   ---------------   ------------   ---------------
Champ Meyercord(4).......     1998    $ 63,462   $     --       $     --       4,818,591        $     --
  Chairman of the Board       1997          --         --             --              --              --
  and Chief Executive         1996          --         --             --              --              --
  Officer
James L. Belter(5).......     1998    $212,519   $100,000(6)     $ 9,919              --        $135,868
  Executive Vice President    1997     180,003    100,000(6)      15,896         100,000              --
  and Treasurer               1996     159,080     50,000(6)       4,330              --              --

-------------------------

(1) Other annual compensation consisted of car allowances, contributions to 401(k) plans and moving expenses.
(2) See "-- Employment Agreements" and "-- Company Stock Option Plans" below.
(3) All other compensation consisted of funds received from the Company for repurchase of outstanding SARs and stock options.
(4) Mr. Meyercord became Chief Executive Officer of the Company in August 1998.
(5) Mr. Belter resigned from the Company on November 30, 1998.
(6) Bonuses paid to Mr. Belter during fiscal years 1996 and 1997 were discretionary bonuses determined by the board of directors. The bonus paid during fiscal 1998 was paid pursuant to an employment contract entered into with Mr. Belter in August 1997.

     The following table sets forth certain information concerning grants of stock options made during the fiscal year ended August 31, 1998 to the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                       INDIVIDUAL GRANTS
                       -------------------------------------------------
                                     PERCENT OF                            POTENTIAL REALIZABLE VALUE AT
                       NUMBER OF       TOTAL                                  ASSUMED ANNUAL RATES OF
                       SECURITIES     OPTIONS                              STOCK PRICE APPRECIATION FOR
                       UNDERLYING    GRANTED TO    EXERCISE                         OPTION TERM
                        OPTIONS     EMPLOYEES IN    PRICE     EXPIRATION   -----------------------------
NAME                   GRANTED(#)   FISCAL YEAR     ($/SH)       DATE          5%($)          10%($)
----                   ----------   ------------   --------   ----------   -------------   -------------
Champ Meyercord......  4,818,591        80.1%       $1.50      06/29/08     $11,773,465     $18,747,276
  Chairman of the
  Board and Chief
  Executive Officer
James L. Belter......         --          --           --            --              --              --
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

                 AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

                                                                    VALUE OF UNEXERCISED
                                      NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
                                         OPTIONS HELD AT                   HELD AT
                                         AUGUST 31, 1998             AUGUST 31, 1998(1)
                                   ---------------------------   ---------------------------
                                   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                   -----------   -------------   -----------   -------------
Champ Meyercord..................        --        4,818,591       $    --       $144,558
James L. Belter(2)...............    20,000           80,000            --             --

-------------------------

(1) The closing sales price of the Company's common stock as reported on the Nasdaq Stock Market on August 31, 1998 was $1.53. All options held by Mr. Belter as of August 31, 1998 were granted at exercise prices in excess of such market price.
(2) Mr. Belter resigned from the Company on November 30, 1998.

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

EMPLOYMENT AGREEMENTS

     On June 23, 1998, the Company entered into an employment agreement with Champ Meyercord (the "Meyercord Agreement") pursuant to which Mr. Meyercord became the Chairman of the Board and Chief Executive Officer of the Company. The initial term of the agreement terminates on December 31, 2001 and the agreement will continue on a year-to-year basis unless terminated by either party. The agreement provides for an initial annual base salary of $300,000. From the date of the Meyercord Agreement until December 31, 1998, Mr. Meyercord is entitled to a bonus of at least $250,000. For each subsequent calendar year during the term of the agreement, Mr. Meyercord shall be entitled to receive bonuses pursuant to a management incentive compensation plan for senior management to be established by the Company. Pursuant to the Meyercord agreement, upon consummation of the Exchange Offer, Mr. Meyercord was granted options to purchase 5% of the total outstanding shares of common stock outstanding after the recapitalization on a fully-diluted basis at an exercise price equal to the per share price in the private placements. In addition, the Meyercord Agreement provides that upon consummation of an offering of rights to purchase common stock, Mr. Meyercord shall be granted options to purchase a number of shares of common stock equal to 5% of the number of shares of common stock issued in the offering at an exercise price equal to price per share in the offering.

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

     The Company and Mr. Meyercord currently are engaged in discussions which may result in revisions to the Meyercord Agreement, all of which would be retroactive to July 1, 1998. The Company initiated these discussions, and the discussions on behalf of the Company are handled by the Compensation Committee. The Company is requesting that Mr. Meyercord agree to waive his right under the Meyercord Agreement to an option to purchase 5% of the Company's common stock in exchange for an option to be granted under a stock option plan to be adopted by the Company subject to the Company's shareholders approving the plan and the related grant to Mr. Meyercord. The Company also desires to make the Meyercord Agreement subject to the laws of the State of Georgia and to restructure Mr. Meyercord's noncompetition provision and his other restrictive covenants to increase the likelihood that a court will enforce these provisions against Mr. Meyercord. Mr. Meyercord through his attorney in turn has asked for certain revisions to the Meyercord Agreement, including adding a provision which would protect him from any excise tax liability and any related income tax liability from a change in control of the Company, deleting a provision under which the Company could delay the payment of his compensation if the Company was unable to claim an income tax deduction for the compensation and clarifying certain provisions related to his fringe and other benefits. It is not clear whether an agreement will be reached on any revisions to the Meyercord Agreement or, if an agreement is reached, when that agreement will be reached. Neither the Company nor Mr. Meyercord have set a deadline for either reaching an agreement or abandoning further discussions on revisions to the Meyercord Agreement.

     During fiscal 1998, James Belter, the Company's Executive Vice President and Chief Financial Officer until November 30, 1998, was employed pursuant to an employment agreement entered into in August 1997. The employment agreement provided that Mr. Belter was entitled to receive discretionary performance bonuses based on factors determined by the Committee and the board of directors in accordance with the Company's executive bonus pool program. Notwithstanding the foregoing, Mr. Belter was guaranteed to receive a bonus of $100,000 for each of the first two years of his employment agreement.

     The Company intends to enter into employment agreements with certain other members of senior management, including Messrs. Ralser and Walker.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 1, 1998, information with respect to the beneficial ownership of the common stock by (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) each director of the Company, (3) the Company's executive officers and (4) all directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

NAME AND ADDRESS OF                                  NUMBER OF SHARES     PERCENTAGE
BENEFICIAL OWNER(1)                                 BENEFICIALLY OWNED   OWNERSHIP(2)
-------------------                                 ------------------   ------------
DIRECTORS AND EXECUTIVE OFFICERS:
Edward B. Meyercord...............................              --              *
J. Richard Walker.................................              --              *
Spencer I. Browne.................................          37,260              *
Wm. Paul Ralser...................................          20,000              *
Hubert M. Stiles, Jr.(3)..........................       6,666,667           21.8%
David J. Vida, Jr.................................              --              *
John D. Williamson, Jr............................              --              *
All executive officers and directors of the
  Company as a group (8 persons)..................       6,723,927           22.0%
OTHER LARGE STOCKHOLDERS:
Value Partners, Ltd.(4)...........................      14,666,740           32.4%
City National Bank(5).............................      13,333,367           30.1%
Sovereign Bancorp(6)..............................      13,333,367           30.1%
Friedman, Billings, Ramsey Group, Inc.(7).........       9,742,470           27.9%
Emanuel J. Friedman(7)(8).........................       6,666,667           21.8%
T. Rowe Price Recovery Fund II, L.P.(3)...........       6,666,667           21.8%

-------------------------

    * Less than 1%.
 (1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this prospectus upon the exercise of options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this prospectus have been exercised.
 (2) Based on 30,566,660 shares of common stock outstanding as of December 1, 1998.
 (3) The address of Mr. Stiles and T. Rowe Price Recovery Fund II, L.P. is 100 East Pratt Street, Baltimore, Maryland 21202. Represents shares beneficially owned by T. Rowe Price Recovery Fund II, L.P., T. Rowe Price Recovery Fund II Associates, L.L.C. and T. Rowe Price Associates, Inc. (of which Mr. Stiles is a vice president).

     Mr. Stiles disclaims beneficial ownership of these shares. Based on a
     Schedule 13G filed with the SEC on July 10, 1998. The address of Value Partners, Ltd. is 4514 Cole Avenue, Suite 808, Dallas, Texas 75205. Represents shares issuable upon the conversion of 22,000 shares of preferred stock.
 (4) The address of Value Partners, Ltd. is 4514 Cole Avenue, Suite 808, Dallas Texas 75205. Represents shares issuable upon the conversion of 22,000 shares of preferred stock.
 (5) City National Bank's address is 25 Gatewater Road, Charleston, West Virginia 25313. Represents (i) 6,666,700 shares issuable upon conversion of preferred stock and (ii) 6,666,667 shares issuable upon exercise of currently outstanding options.
 (6) Sovereign Bancorp's address is 1130 Berkshire Boulevard, P.O. Box 12646, Reading, Pennsylvania 19612. Represents (i) 6,666,700 shares issuable upon conversion of preferred stock and (ii) 6,666,667 shares issuable upon exercise of currently outstanding options.
 (7) The address of Friedman, Billings, Ramsey Group, Inc. ("FBRG") is 1001 19th Street North, Arlington, Virginia 22209. As of December 1, 1998, FBRG, through its three wholly owned subsidiaries Friedman, Billings, Ramsey Investment Management, Inc. ("Investment Management"), FBR Offshore Management, Inc. ("Offshore Management") and Orkney Holdings, Inc. ("Orkney"), had sole voting and dispositive power with respect to 5,359,116 shares of common stock. This number does not include 6,666,667 shares of common stock owned by Emanuel J. Friedman, as to which FBRG disclaims beneficial ownership. Investment Management serves as general partner and discretionary investment manager for FBR Ashton, L.P. ("Ashton") which, as of December 1, 1998, owned 824,187 shares of common stock and 4,450 shares of preferred stock (which are convertible into 2,966,681 shares of common stock). Offshore Management serves as discretionary manager for FBR Opportunity Fund, Ltd. ("Opportunity Fund") which, as of December 1, 1998, owned 82,622 shares of Common Stock. Each of FBRG, Investment Management and Offshore Management disclaims beneficial ownership of shares of common stock owned by the other two entities. Orkney is a wholly-owned subsidiary of FBRG which, as of December 1, 1998, owned 4,452,307 shares of common stock and 2,125 shares of preferred stock (which are convertible into an aggregate of 1,416,673 shares of common stock). Each of FBRG, Ashton, Opportunity Fund and Orkney disclaims beneficial ownership of the shares of common stock owned by the other three entities. In addition, Emanuel J. Friedman, Eric F. Billings and W. Russell Ramsey are each control persons with respect to FBRG
 (8) Mr. Friedman's address is 1001 19th Street, Arlington, Virginia 22209. Excludes 5,359,116 shares beneficially owned by FBRG, as to which Mr. Friedman disclaims beneficial ownership. Mr. Friedman has notified the Company that, until the earlier of (i) the first date on which he, together with FBR and its affiliates, holds shares of common stock representing less than 20% of the total issued and outstanding common stock or (ii) the date on which he deposits his shares of common stock in a voting trust to be voted by an unaffiliated third party, he waives the right to vote his shares of common stock.

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

     In April 1997, the Company entered into a pledge and security agreement with Greenwich for an $11.0 million revolving credit facility. The amount that can be borrowed under the agreement was increased to $15.0 million in June 1997 and $25.0 million in July 1997. This facility is secured by a pledge of certain of the Company's interest only and residual class certificates relating to securitizations carried as mortgage related securities on the Company's Statements of Financial Condition, payable to the Company pursuant to its securitization agreements. As of August 31, 1998 approximately $10.0 million was outstanding under the agreement. The agreement, which was originally scheduled to mature in December 1998, was extended until December 1999.

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

     FBR was a managing underwriter for the Company's initial public offering and the Company's public offering of $40.0 million of Old Notes, and was the initial purchaser for the Company's private offering of another $40.0 million of the Old Notes. FBR received compensation for such services and the Company agreed to indemnify FBR against certain liabilities, including liabilities under the Securities Act, and other liabilities arising in connection with such offerings. In addition, FBR has in the past provided certain investment banking services to the Company and affiliates of the Company.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

1. The following financial statements are filed with this report on the pages indicated:

                                                              PAGE
                                                              ----
MEGO MORTGAGE CORPORATION
Report of Independent Public Accountant.....................    68
Statements of Financial Condition at August 31, 1997 and
  1998......................................................    69
Statements of Operations for the years ended August 31,
   1996, 1997 and 1998......................................    70
Statements of Cash Flows for the years ended August 31,
   1996, 1997 and 1998......................................    71
Statements of Stockholders' Equity for the years ended
   August 31, 1996, 1997 and 1998...........................    73
Notes to Consolidate Financial Statements...................    74

2. The Company is not required to file any financial statement schedules.

3. Exhibits

See Item 14(c) below.

     (b) On July 15, 1998, the Company filed a Current Report on Form 8-K announcing completion of the recapitalization.

     (c) Exhibits.

EXHIBIT
 NUMBER         DESCRIPTION
--------        -----------
 3.1(1)     --  Amended and Restated Certificate of Incorporation of the
                Company.
 3.2(1)     --  By-laws of the Company, as amended.
 4.1(1)     --  Specimen Common Stock Certificate.
10.1(1)     --  1996 Stock Option Plan.
10.2(1)     --  Office Lease by and between Mass Mutual and the Company dated April 1996.
10.3(2)     --  Credit Agreement between the Company and Textron Financial
                Corporation dated October 22, 1997.
10.4(2)     --  Excess Yield and Servicing Rights and Assumption Agreement
                between the Company and Greenwich Capital Markets, Inc.
                dated January 22, 1998
10.5(2)     --  Agreement between the Company and Preferred Equities
                Corporation, dated February 9, 1998, regarding assignment of rights related to the Loan Program Sub-Servicing Agreement to Greenwich Capital Markets, Inc.

EXHIBIT
 NUMBER         DESCRIPTION
--------        -----------
10.6(2)     --  Amendment to Excess Yield and Servicing Rights and
                Assumption Agreement between the Company and Greenwich
                Capital Markets, Inc. dated February 10, 1998
10.7(2)     --  Second Amendment to Excess Yield and Servicing Rights and
                Assumption Agreement between the Company and Greenwich
                Capital Markets, Inc. dated February, 1998
10.8(3)     --  Preferred Stock Purchase Agreement dated as of June 9, 1998 between City National Bank of West Virginia and Mego
                Mortgage Corporation
10.9(3)     --  Stock Option Agreement dated as of June 29, 1998 by Mego
                Mortgage Corporation in favor of City National Bank of West
                Virginia
10.10(4)    --  Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and City National Bank of
                West Virginia
10.11(3)    --  Bulk Servicing Purchase Agreement dated as of June 26, 1998 between City National Bank of West Virginia and Mego
                Mortgage Corporation
10.12(3)    --  Servicing Agreement dated as of June 26, 1998 between Mego
                Mortgage Corporation and City Mortgage Services
10.13(3)    --  Subservicing Agreement dated as of June 29, 1998 between
                Mego Mortgage Corporation and City Mortgage Services
10.14(3)    --  City Mortgage Services Option Agreement dated as of June 29,
                1998 between City National Bank of West Virginia and Mego
                Mortgage Services
10.15(3)    --  Right of First Refusal Agreement dated as of June 29, 1998 among City National Bank of West Virginia, Sovereign
                Bancorp, Inc. and Mego Mortgage Corporation
10.16(3)    --  Preferred Stock Purchase Agreement dated as of June 9, 1998 between Mego Mortgage Corporation and Sovereign Bancorp,
                Inc.
10.17(3)    --  Stock Option Agreement Dated as of June 29, 1998 by Mego
                Mortgage Corporation in favor of Sovereign Bancorp, Inc.
10.18(4)    --  Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation in favor of Sovereign
                Bancorp, Inc.
10.19(4)    --  Participation Agreement dated as of June 29, 1998 between
                Mego Mortgage Corporation and Sovereign Bank
10.20(4)    --  Master Mortgage Loan Purchase Agreement dated as of June 29,
                1998 between Sovereign Bank and Mego Mortgage Corporation
10.21(4)    --  Form of Custodian Agreement dated as of June 29, 1998 among
                Sovereign Bank, State Street Bank and Trust Company and Mego
                Mortgage Corporation
10.22(4)    --  Common Stock Purchase Agreement dated as of June 9, 1998 between Mego Mortgage Corporation and Emanuel J. Friedman
10.23(4)    --  Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and Emanuel J. Friedman
10.24(4)    --  Indenture dated as of June 29, 1998 between Mego Mortgage
                Corporation and American Stock Transfer & Trust Company, as
                Trustee

EXHIBIT
 NUMBER         DESCRIPTION
--------        -----------
10.25(4)    --  Form of Note issued pursuant to Indenture dated as of June
                29, 1998 between Mego Mortgage Corporation and American
                Stock Transfer & Trust Company, as Trustee
10.26(4)    --  Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and Friedman, Billings,
                Ramsey & Co., Inc., as placement agent
10.27(4)    --  Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and Friedman, Billings,
                Ramsey & Co., Inc., as placement agent
10.28(4)    --  Certificate of Designations, Preferences and Rights of
                Series A Convertible Preferred Stock of Mego Mortgage
                Corporation
10.29(3)    --  Co-Sale Agreement dated as of June 29, 1998 among Mego
                Mortgage Corporation, Emanuel J. Friedman, Friedman,
                Billings, Ramsey & Co., Inc., City National Bank of West
                Virginia and Sovereign Bancorp, Inc.
10.30(4)    --  Employment Agreement dated June 23, 1998 between Mego
                Mortgage Corporation and Edward B. "Champ" Meyercord
21.1(5)     --  Subsidiaries of the Registrant
27.1(5)     --  Financial Data Schedule (for SEC purposes only)

-------------------------

(1) Filed as part of the Registration Statement on Form S-1 filed by the Company, as amended (File No. 333-12443), and incorporated herein by reference.
(2) Filed as part of the Form 10-Q for the quarter ended February 28, 1998 and incorporated herein by reference.
(3) Filed as part of the Form 10-Q for the quarter ended May 31, 1998 and incorporated herein by reference.
(4) Filed as part of the Form 10-Q/A for the quarter ended May 31, 1998.
(5) Previously filed.

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

                           MEGO MORTGAGE CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

                              CONVERTIBLE
                            PREFERRED STOCK       COMMON STOCK
                             $.01 PAR VALUE      $.01 PAR VALUE      ADDITIONAL   RETAINED
                            ----------------   -------------------    PAID-IN     EARNINGS
                            SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL     (DEFICIT)     TOTAL
                            -------   ------   ----------   ------   ----------   ---------   ---------
                                           (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
Balance at September 1,
  1995....................       --    $ --    10,000,000    $100     $  8,550    $   2,131   $  10,781
Net income................       --      --            --      --           --        6,920       6,920
                            -------    ----    ----------    ----     --------    ---------   ---------
Balance at August 31,
  1996....................       --      --    10,000,000     100        8,550        9,051      17,701
Sale of common stock, net
  of issuance costs.......       --      --     2,300,000      23       20,635           --      20,658
Net income................       --      --            --      --           --       14,748      14,748
                            -------    ----    ----------    ----     --------    ---------   ---------
Balance at August 31,
  1997....................       --      --    12,300,000     123       29,185       23,799      53,107
Increase in additional
  paid-in capital due to
  adjustment of deferred
  federal income tax asset
  related to Spin-off.....       --      --            --      --        2,354           --       2,354
Increase in additional
  paid-in capital due to
  settlement of amount
  payable to Mego
  Financial Corp. related
  to Spin-off.............       --      --            --      --        6,153           --       6,153
Sale of common stock, net
  of issuance costs.......       --      --    18,266,667     183       26,854           --      27,037
Sale of Series A
  convertible preferred
  stock and exchange of
  Senior Subordinated
  Notes for Series A
  convertible preferred
  stock, net of issuance
  costs...................   62,500       1            --      --       57,597           --      57,598
Net loss..................       --      --            --      --           --     (119,655)   (119,655)
                            -------    ----    ----------    ----     --------    ---------   ---------
Balance at August 31,
  1998....................   62,500    $  1    30,566,667    $306     $122,143    $ (95,856)  $  26,594
                            =======    ====    ==========    ====     ========    =========   =========

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

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

     A summary of the stock options granted under the Stock Option Plans as of August 31, 1997 and 1998 and the changes during the years ending on those dates is presented below:

                           AS OF AUGUST 31, 1997           AS OF AUGUST 31, 1998
                       -----------------------------   ------------------------------
                         SHARES     WEIGHTED-AVERAGE     SHARES      WEIGHTED AVERAGE
                         (000)       EXERCISE PRICE       (000)       EXERCISE PRICE
                       ----------   ----------------   -----------   ----------------
Outstanding at
  beginning of
  year...............           0        $    0                  0        $    0
Granted..............     915,000         10.22         19,354,425          2.23
Exercised............           0             0                  0             0
Forfeited............     915,000         10.22            620,000         14.75
Outstanding at end of
  year...............           0             0         18,734,425          1.81
Options Exercisable
  at year end........           0             0            582,500         11.57
Weighted-average fair
  value of options
  granted during the
  year...............  $6,115,516                      $24,238,512

     The following table summarizes information about stock options outstanding at August 31, 1998:

                                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                    -------------------------------------------------   ------------------------------
                      NUMBER      WEIGHTED-AVERAGE                        NUMBER
     RANGE OF       OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
  EXERCISE PRICES   AT 8/31/98    CONTRACTUAL LIFE    EXERCISE PRICE    AT 8/31/98     EXERCISE PRICE
  ---------------   -----------   ----------------   ----------------   -----------   ----------------
        1.50        18,291,925        4.01                 1.50           140,000          14.75
       14.75           442,500        5.08                14.75           442,500           1.50

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

     The fair value of each option granted during the year ended August 31, 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of zero; (2) expected volatility of 48.9%; (3) risk-free interest rate of 5.45% and; (4) expected life of two to ten years. The weighted average fair value of the options granted during the year ended August 31, 1998 was $24,238,512. As of August 31, 1998, there were 18,734,425 options outstanding which have an exercise price ranging from $1.50 to $14.75 per common share and a weighted average contractual life of
4.21 years.

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
                                ===========    ===========    ===========   ===========

                           MEGO MORTGAGE CORPORATION

               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

                                              FOR THE THREE MONTHS ENDED
                                -------------------------------------------------------
                                NOVEMBER 30,   FEBRUARY 28,     MAY 31,     AUGUST 31,
                                    1997           1998          1998          1998
                                ------------   ------------   -----------   -----------
                                   (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Loss on sale of loans and
     net unrealized gain
     (loss) on mortgage
     related securities.......  $    (9,387)   $    (5,564)   $   (44,731)  $   (36,920)
  Interest income (expense),
     net......................        1,210            684            132          (402)
  Loan servicing income,
     net......................        1,194          1,310         (1,367)         (138)
                                -----------    -----------    -----------   -----------
          Total revenues
             (losses).........       (6,983)        (3,570)       (45,966)      (37,460)
                                -----------    -----------    -----------   -----------
Expenses:
  Operating expenses..........       10,198          9,265          7,984         7,322
  Net provision (benefit) for
     credit losses............        1,590            706            108        (5,602)
  Interest....................           77            150            103           109
                                -----------    -----------    -----------   -----------
          Total expenses......       11,865         10,121          8,195         1,829
                                -----------    -----------    -----------   -----------
Loss before income taxes......      (18,848)       (13,691)       (54,161)      (39,289)
Income tax expense
  (benefit)...................       (7,153)         7,153             --        (6,334)
                                -----------    -----------    -----------   -----------
Net (loss)....................  $   (11,695)   $   (20,844)   $   (54,161)  $   (32,955)
                                ===========    ===========    ===========   ===========
Loss per share:
  Basic.......................  $     (0.95)   $     (1.69)   $     (4.40)  $     (1.32)
                                ===========    ===========    ===========   ===========
  Diluted.....................  $     (0.95)   $     (1.69)   $     (4.40)  $     (1.32)
                                ===========    ===========    ===========   ===========
Weighted-average number of
  shares outstanding:
  Basic.......................   12,300,000     12,300,000     12,300,000    25,007,247
                                ===========    ===========    ===========   ===========
  Diluted.....................   12,300,000     12,300,000     12,300,000    25,007,247
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

         /s/ SPENCER I. BROWNE             Director
---------------------------------------
           Spencer I. Browne

       /s/ HUBERT M. STILES, JR.           Director
---------------------------------------
         Hubert M. Stiles, Jr.

      /s/ JOHN D. WILLIAMSON, JR.          Director
---------------------------------------
        John D. Williamson, Jr.