Form 10-Q
period 1999-02-28
MEGO MORTGAGE CORP
filed 1999-04-14
CIK 1023334

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                             ---------------------

(MARK ONE)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 28, 1999
                                               OR
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM: ____________ TO ____________

                        COMMISSION FILE NUMBER: 0-21689

                          ALTIVA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      88-0286042
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

            1000 PARKWOOD CIRCLE, SUITE 600, ATLANTA, GEORGIA 30339
              (Address of principal executive offices) (Zip Code)

                                 (770) 952-6700
              (Registrant's telephone number, including area code)

                           MEGO MORTGAGE CORPORATION
                                 (Former name)

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

     As of February 28, 1999, there were 30,566,660 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          ALTIVA FINANCIAL CORPORATION

                                     INDEX

                                     PART I

FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
Item 1.  Condensed Financial Statements (unaudited)
         Condensed Statements of Financial Condition at August 31,       1
           1998 and February 28, 1999................................
         Condensed Statements of Operations for the Three and Six        2
           Months Ended February 28, 1998 and 1999...................
         Condensed Statements of Cash Flows for the Six Months Ended     3
           February 28, 1998 and 1999................................
         Condensed Statements of Stockholders' Equity for the Six        4
           Months Ended February 28, 1999............................
         Notes to Condensed Financial Statements.....................    5
Item 2.  Management's Discussion and Analysis of Financial Condition     7
           and Results of Operations.................................
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   18
                                  PART II

OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   19
Item 4.  Matters Submitted to a Vote of Security Holders.............   19
Item 5.  Other Information...........................................   20
Item 6.  Exhibits and Reports on Form 8-K............................   20
SIGNATURE............................................................   21

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ALTIVA FINANCIAL CORPORATION

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                           FEBRUARY 28,
                                                              AUGUST 31,       1999
                                                                 1998      (UNAUDITED)
                                                              ----------   ------------
                                                               (THOUSANDS OF DOLLARS,
                                                                     EXCEPT PER
                                                                   SHARE AMOUNTS)
                                        ASSETS
Cash and cash equivalents...................................   $ 36,404      $12,681
Cash deposits, restricted...................................      3,662        3,155
Loans held for sale, net of allowance for credit losses of
  $76 and $220 and valuation allowance of $10,901 and
  $1,732....................................................     10,975       24,400
Mortgage related securities, at fair value..................     34,830       35,700
Mortgage servicing rights...................................         83
Other receivables...........................................      5,078        6,028
Property and equipment, net of accumulated depreciation of
  $1,328 and $1,511.........................................      1,813        2,792
Organizational costs, net of amortization...................         96
Prepaid debt expenses.......................................      2,790        2,402
Deferred federal income tax asset...........................      5,376        6,012
Deferred state income tax asset.............................      3,064        2,207
Other assets................................................        364        2,986
                                                               --------      -------
          TOTAL ASSETS......................................   $104,535      $98,363
                                                               ========      =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes and contracts payable...............................   $ 16,345      $33,473
  Accounts payable and accrued liabilities..................     16,431        6,272
  Allowance for credit losses on loans sold with recourse...      2,472        2,036
  Subordinated debt.........................................     42,693       30,793
                                                               --------      -------
          Total liabilities.................................     77,941       72,574
                                                               --------      -------
Stockholders' equity:
  Preferred Stock, $.01 par value per share
     (Authorized -- 5,000,000 shares;.......................          1            1
  Issued and outstanding -- 62,500 at August 31, 1998 and
     February 28, 1999)
  Common Stock, $.01 par value per share
     (Authorized -- 400,000,000 shares; Issued and
     outstanding -- 3,056,666 at August 31, 1998 and
     February 28, 1999).....................................        306          306
  Additional paid-in capital................................    122,143      122,143
  Retained earnings.........................................    (95,856)     (96,661)
                                                               --------      -------
          Total stockholders' equity........................     26,594       25,789
                                                               --------      -------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........   $104,535      $98,363
                                                               ========      =======

                  See notes to condensed financial statements.

                          ALTIVA FINANCIAL CORPORATION

                       CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS                       SIX MONTHS
                                                  ENDED FEBRUARY 28,                ENDED FEBRUARY 28,
                                            ------------------------------    ------------------------------
                                                1998             1999             1998             1999
                                            -------------    -------------    -------------    -------------
                                            (THOUSANDS OF DOLLARS, EXCEPT     (THOUSANDS OF DOLLARS, EXCEPT
                                                  PER SHARE AMOUNTS)                PER SHARE AMOUNTS)
REVENUES:
  Gain (loss) on sale of loans............   $   (1,912)      $      220       $    1,809       $      392
  Net unrealized loss on mortgage related
     securities...........................       (3,652)            (439)         (16,760)            (169)
  Loan servicing income, net..............        1,310               92            2,504              332
  Interest income.........................        4,879            1,741            9,175            3,343
  Less: interest expense..................       (4,195)          (2,302)          (7,281)          (4,067)
                                             ----------       ----------       ----------       ----------
     Net interest income (expense)........          684             (561)           1,894             (724)
                                             ----------       ----------       ----------       ----------
          Net (losses) revenues...........       (3,570)            (688)         (10,553)            (169)
                                             ----------       ----------       ----------       ----------
COSTS AND EXPENSES:
  Net provision (benefit) for credit
     losses...............................          706             (340)           2,296             (297)
  Depreciation and amortization...........          298              245              506              460
  Other interest..........................          150               21              227               63
  General and administrative:
     Payroll and benefits.................        5,054            1,627           10,740            3,606
     Supplies and postage.................          310               66              676              137
     Rent and lease expenses..............          389              309              710              668
     Professional services................        1,020              789            2,536            1,753
     Insurance............................          125              165              494              350
     Sub-servicing fees...................          610               78            1,271              100
     Taxes and licensing fees.............           10               64               80              126
     Communications.......................          184              118              356              237
     Bank and wire fees...................          198               89              183              226
     Travel and entertainment.............          535              127            1,004              236
     Legal Settlement.....................                         1,186                             1,186
     Other................................          532               11              907              187
                                             ----------       ----------       ----------       ----------
          Total costs and expenses........       10,121            4,555           21,986            9,038
                                             ----------       ----------       ----------       ----------
(Loss) Before Income Taxes and
  Extraordinary Item......................      (13,691)          (5,243)         (32,539)          (9,207)
Income Taxes (Benefit) before
  extraordinary item......................        7,153           (2,120)               0           (3,590)
                                             ----------       ----------       ----------       ----------
NET (LOSS) BEFORE EXTRAORDINARY ITEM......      (20,844)          (3,123)         (32,539)          (5,617)
Extraordinary item, net of taxes of $2.9
  million.................................            0            4,812                0            4,812
                                             ----------       ----------       ----------       ----------
NET INCOME (LOSS).........................   $  (20,844)      $    1,689       $  (32,539)      $     (805)
                                             ==========       ==========       ==========       ==========
INCOME (LOSS) PER COMMON SHARE:
  Basic:
     Net income (loss)....................   $   (16.95)      $     0.55       $   (26.45)      $    (0.26)
                                             ==========       ==========       ==========       ==========
     Weighted-average number of common
       shares.............................    1,230,000        3,056,666        1,230,000        3,056,666
                                             ==========       ==========       ==========       ==========
  Diluted:
     Net income (loss)....................   $   (16.71)      $     0.55       $   (26.08)      $    (0.26)
                                             ==========       ==========       ==========       ==========
     Weighted-average number of common
       shares and assumed conversions.....    1,247,607        3,056,666        1,247,607        3,056,666
                                             ==========       ==========       ==========       ==========

                  See notes to condensed financial statements.

                          ALTIVA FINANCIAL CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                   FEBRUARY 28,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
                                                              (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING:
Net Income (Loss)...........................................    (32,539)        (805)
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH USED IN
  OPERATING:
  Loans originated for sales, net of loan fees..............   (335,510)     (32,501)
  Sale of Loans, net of fees................................    286,800       27,031
  Payments on loans held for sale...........................      1,179        1,040
  Lower of Cost or Market Adjustment........................     16,760       (9,169)
  Additions to mortgage related securities..................      1,532       (1,125)
  Accretion of residual interest on MRS.....................     (4,435)      (1,260)
  Market Valuation of Mortgage Related Securities...........        556          645
  Payments on mortgage related securities...................        632          870
  Additions to mortgage servicing rights....................       (434)
  Amortization of Mortgage Servicing Rights.................      1,227            7
  Proceeds from sale of mortgage servicing rights...........                      76
  Depreciation and amortization expense.....................        506          460
  Amortization of prepaid debt expense......................        656          388
  Amortization/Write-Off of prepaid commitment fees.........        464
  Deferred income taxes (benefit)...........................     (2,152)         221
  Net provisions for estimated credit losses................      2,296         (297)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (Increase) decrease in cash deposits, restricted..........     (3,149)         507
  Decrease (increase) in other assets, net..................      2,755       (3,572)
  Increase (decrease) in state income taxes payable.........       (649)
  Increase in other liabilities.............................      4,052      (10,159)
         Total Adjustments..................................    (26,914)     (26,838)
         Net Cash Used in Operating Activities..............    (59,453)     (27,643)
                                                               --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................        (30)      (1,308)
         Net Cash Used in Investing Activities..............        (30)      (1,308)
                                                               --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on notes and contracts payable...    328,802       22,871
  Payments on notes and contracts payable...................   (310,611)      (5,752)
  Issuance of subordinated debt.............................     38,373
  Repurchase of subordinated debt...........................                 (11,867)
  Amortization of premium of subordinated debt..............        (33)         (33)
         Net Cash Provided by Financing Activities..........     56,531        5,228
                                                               --------     --------
Net Increase (Decrease) in Cash and Cash Equivalents........     (2,952)     (23,723)
Cash and Cash Equivalents - Beginning of Year...............      6,104       36,404
Cash and Cash Equivalents - End of year.....................      3,152       12,681
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................   $  4,602     $  1,021
                                                               ========     ========
    State income taxes......................................   $    493     $     94
                                                               ========     ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Increase in deferred federal income tax asset related to
    Spin-off................................................   $  2,354     $      0
                                                               ========     ========

                  See notes to condensed financial statements.

                          ALTIVA FINANCIAL CORPORATION

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                  PREFERRED STOCK      COMMON STOCK
                                  $.01 PAR VALUE      $.01 PAR VALUE     ADDITIONAL
                                  ---------------   ------------------    PAID-IN     RETAINED
                                  SHARES   AMOUNT    SHARES     AMOUNT    CAPITAL     EARNINGS    TOTAL
                                  ------   ------   ---------   ------   ----------   --------   -------
                                             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Balance at August 31, 1998......  62,500     $1     3,056,666    $306     $122,143    $(95,856)  $26,594
Net loss for the six months
  ended
  February 28, 1999.............      --     --                                 --        (805)     (805)
                                  ------     --     ---------    ----     --------    --------   -------
Balance at February 28, 1999....  62,500     $1     3,056,666    $306     $122,143    $(96,661)  $25,789
                                  ======     ==     =========    ====     ========    ========   =======

                  See notes to condensed financial statements.

                          ALTIVA FINANCIAL CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1999

1. CONDENSED FINANCIAL STATEMENTS

     In the opinion of management, when read in conjunction with the audited Financial Statements for the years ended August 31, 1997 and 1998 contained in the Form 10-K/A of Mego Mortgage Corporation filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1998, the accompanying unaudited Condensed Financial Statements contain all of the information necessary to present fairly the financial position of Altiva Financial Corporation (the "Company") at February 28, 1999, the results of its operations for the three and six months ended February 28, 1998 and 1999, the change in stockholders' equity for the six months ended February 28, 1999 and the cash flows for the six months ended February 28, 1998 and 1999. Certain reclassifications, including the reclassification of commission and selling expenses of approximately $1,332,000 for the six months ended February 28, 1999 into their component expense categories within general and administrative expenses, have been made to conform prior periods with the current period presentation.

     The preparation of financial statements, in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein, which are normal and recurring in nature. The results of operations for the six months ended February 28, 1999 are not necessarily indicative of the results to be expected for the full year.

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

     Capitalized terms not defined herein are defined in the Company's audited Financial Statements for the years ended August 31, 1997 and 1998 that are contained in the Form 10-K/A of Mego Mortgage Corporation, the Company's former name, filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1998.

2. ADJUSTMENTS TO CARRYING VALUES OF MORTGAGE RELATED SECURITIES

     In earlier periods, the Company experienced voluntary prepayment activity and delinquencies with regard to its securitized Equity + and Home Equity loans (Equity + and Home Equity loans together referred to as "Conventional Loans"), and as a result was required to adjust the assumptions previously utilized in calculating the carrying value of its mortgage-related securities. There have been no valuation adjustments related to the six months ended February 28, 1999.

                          ALTIVA FINANCIAL CORPORATION

3. RECENT EVENTS

     In January, 1999, the Company completed the purchase from FirstPlus Financial, Inc. of substantially all of the assets of a retail production platform in Las Vegas, Nevada.

     In February, 1999, the Company repurchased $11 million principal amount of the Company's 12 1/2% Subordinated Notes, due 2001.

     Effective March 22, 1999 Mego Mortgage Corporation has changed its corporate name to Altiva Financial Corporation (Nasdaq: ATVA).

     The Company completed a one-for-ten reverse stock split of its common stock, par value $0.01, effective March 22, 1999 with respect to shares of the Company's common stock outstanding as of that date. As a result, the outstanding shares and related earnings per share for the three and six month periods ending February 28, 1998 and February 1999 are adjusted to reflect this reverse stock split.

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

     The following discussion and analysis should be read in conjunction with the Condensed Financial Statements, including the notes thereto, contained elsewhere herein and in the Company's Annual Report on Form 10-K/A for the fiscal year ended August 31, 1998 and Quarterly Report on Form 10-Q for the three months ended November 30, 1998.

GENERAL

     The Company is a specialized consumer finance company that funds, purchases, makes and sells consumer loans secured by deeds of trust on one-to-four family residences. Historically, the Company has retained the right to service a substantial portion of the loans it sold. The Company's borrowers generally do not qualify for traditional "A" credit mortgage loans. Typically, their credit histories, income or other factors do not conform to the lending criteria of government chartered agencies that traditional lenders rely on in evaluating whether to make loans to potential borrowers.

     The Company's loan products are:

     - First mortgage loans and home equity loans ("Home Equity loans") that are typically secured by first liens, and in some cases by second liens, on the borrower's residence. In making Home Equity loans, the Company relies primarily on the appraised values of the borrowers' residences. The Company determines the loan amount based on the appraised values and the creditworthiness of the borrowers. These loans generally are used to purchase residences and refinance existing mortgages.

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

     In prior years, the majority of the Company's loan production was purchased from approved mortgage bankers and other financial intermediaries. Presently, the Company funds loans originated through its network of pre-approved mortgage brokers. These brokers submit loan packages to the Company, which in turn funds the loans to approved borrowers. The Company also makes retail or direct-to-consumer loans. All loans funded or purchased by the Company are underwritten and graded by the Company's personnel.

     Historically, certain of the loans produced by the Company qualified under the provisions of Title I of the National Housing Act which is administered by the U.S. Department of Housing and Urban Development ("HUD"). Pursuant to the Title I credit insurance program, 90% of the principal balances of the loans are U.S. government insured ("Title I loans"), with cumulative maximum coverage equal to 10% of all Title I loans originated by the Company. As a result of prior losses, no FHA insurance remained with respect to the Company's portfolio of Title I loans as of August 31, 1998 and February 28, 1999. However, approximately $12.4 million (3.8% of the original Title I loan balances) of FHA insurance remains available as collateral on the Company's mortgage related securities as of February 28, 1999. The Company produced one Title I loan during the six months ending February 28, 1999 and is no longer issuing Title I loans.

     For the six months ended February 28, 1999 and 1998, the Company's loan production was comprised of the following, shown as percentage of total principal amount produced:

                                                                SIX MONTHS
                                                                  ENDED
                                                               FEBRUARY 28,
                                                              --------------
                                                              1998     1999
                                                              -----    -----
Equity + loans..............................................    0.0%    29.1%
Title I loans...............................................    5.5      0.0
Home Equity loans...........................................   94.5     70.9
                                                              -----    -----
          Total.............................................  100.0%   100.0%
                                                              =====    =====

LOAN PRODUCTION

     The following table sets forth certain data regarding loans produced, securitized, and serviced by the Company during the six months ended February 28, 1998 and 1999:

                                                                SIX MONTHS ENDED FEBRUARY 28,
                                                             -----------------------------------
                                                                   1998               1999
                                                             ----------------    ---------------
                                                                   (DOLLARS IN THOUSANDS)
Principal balance of loans produced:
  Wholesale (includes Bankers/Brokers):
     Title I...............................................  $  6,916     2.1%   $     0     0.0%
     Equity + loans........................................         0     0.0      7,009    20.9
     Home Equity...........................................   286,453    87.6     20,537    61.2
                                                             --------   -----    -------   -----
          Total Wholesale..................................   293,369    89.7     27,546    82.1
                                                             --------   -----    -------   -----
  Dealers(1):
     Title I...............................................  $ 11,214     3.4%   $     0       0%
     Home Equity...........................................    13,846     4.2          0       0
                                                             --------   -----    -------   -----
          Total Dealers....................................    25,060     7.6          0       0
                                                             --------   -----    -------   -----
  Retail:
     Equity + loans........................................         0     0.0      2,748     8.2
     Home Equity...........................................     8,716     2.7      3,259     9.7
                                                             --------   -----    -------   -----
          Total Retail.....................................     8,716     2.7      6,007    17.9
                                                             --------   -----    -------   -----
          Total Principal Amount of Loans Produced.........  $327,145   100.0%   $33,553   100.0%
                                                             ========   =====    =======   =====

                                                                SIX MONTHS ENDED FEBRUARY 28,
                                                             -----------------------------------
                                                                   1998               1999
                                                             ----------------    ---------------
                                                                   (DOLLARS IN THOUSANDS)
Number of Loans Produced:
  Wholesale (includes Bankers/Brokers):
     Title I...............................................       320     2.9%         0     0.0%
     Equity + loans........................................     8,760    80.0        206    37.6
     Home Equity...........................................         0     0.0        203    37.0
                                                             --------   -----    -------   -----
          Total Wholesale..................................     9,080    82.9        409    74.6
                                                             --------   -----    -------   -----
  Dealers(1):
     Title I...............................................       944     8.6          0       0
     Equity + loans........................................       733     6.7          0       0
                                                             --------   -----    -------   -----
          Total Dealers....................................     1,677    15.3          0       0
                                                             --------   -----    -------   -----
  Retail:
     Equity + loans........................................       119     1.8         84    15.3
     Home Equity...........................................         5     0.0         55    10.1
                                                             --------   -----    -------   -----
          Total Retail.....................................       124     1.8        139    25.4
                                                             --------   -----    -------   -----
          Total Number of Loans Produced...................    10,954   100.0%       548   100.0%
                                                             ========   =====    =======   =====
Loans Serviced at End of Period (including loans
  securitized, sold to investors servicing retained and
  held for sale):
  Title I..................................................  $245,921    31.6%   $   384     1.6%
  Conventional (Equity + and Home Equity loans)............   532,593    68.4     24,321    98.4
                                                             --------   -----    -------   -----
          Total Loans Serviced at End of Period(2).........  $778,514   100.0%   $24,705   100.0%
                                                             ========   =====    =======   =====

---------------

(1) The Company closed its dealer division, which purchased loans from home improvement contractors, in February 1998.
(2) Excludes approximately $2.2 million of loans to be repurchased at February 28, 1999.

LOAN SALES

     Sales of loans in securitization transactions had historically been the main source of the Company's revenue and income. In a securitization transaction, a specific group of the Company's mortgage loans having similar characteristics, loan type (Equity + or Title I) and loan amounts are pooled for sale. As part of its new business strategy, the Company is no longer pursuing securitization transactions but is instead focusing on the sale of whole loans. The following table sets forth the principal balance of loans sold or securitized and related gain (loss) on sale data for the six months ended February 28, 1998 and 1999:

                                                                 SIX MONTHS ENDED
                                                                   FEBRUARY 28,
                                                              -----------------------
                                                                1998           1999
                                                              ---------      --------
                                                              (DOLLARS IN THOUSANDS)
Principal Amount of Loans Sold:
  Title I...................................................  $ (8,770)(1)   $ 3,446
  Equity +..................................................   154,255        14,164
  Home Equity...............................................         0         9,421
                                                              --------       -------
          Total.............................................  $145,485       $27,031
                                                              ========       =======
Gain (loss) on sale of loans................................  $ (1,809)      $   392
                                                              ========       =======
Net unrealized (loss) on mortgage related securities(1).....  $(16,760)      $  (169)
                                                              ========       =======
Gain on sale of loans as a percentage of principal balance
  of loans sold(2)..........................................       1.9%          1.5%
                                                              ========       =======
Gain on sale of loans plus net unrealized loss on mortgage
  related securities as a percentage of principal balance of
  loans sold(2).............................................       1.9%          0.8%
                                                              ========       =======

---------------

(1) Negative Title I Loan sales resulted from the repurchase of loans sold with recourse from a financial institution and the sale of certain of such loans to FNMA without recourse.
(2) Excludes $38.4 million of loans sold with servicing released during the six months ended February 28, 1998. Includes approximately $4.5 million principal amount of repurchased loans sold in the six months ended February 28, 1999.

     The gain (loss) on sale of loans can vary for several reasons, including the relative amounts of Equity +, Home Equity and Title I Loans, each of which type of loan has different (i) estimated prepayment rates, (ii) weighted-average interest rates, (iii) weighted-average maturities and (iv) estimated future default rates. Typically, the gain on sale of loans through securitizations is higher than on whole loan sales; however, engaging in securitizations requires an up-front cash expenditure and can have an adverse effect on a company's financial condition due to unanticipated write downs in the value of the residual securities retained by the company which may be caused by, among other things, unanticipated changes in prepayment and default rates assumed by the company. The Company did no securitizations during the six months ended February 28, 1999.

     As the holder of the residual securities issued in securitizations, the Company is entitled to receive certain excess cash flows. These excess cash flows are calculated as the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through interest and principal to be paid to the holders of the regular securities and interest only securities, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees and
(v) estimated loan pool losses. The Company's right to receive the excess cash flows is subject to the satisfaction of certain reserve or over-collateralization requirements that are specific to each securitization and are used as a means of credit enhancement.

LOAN DELINQUENCIES

     The following table sets forth the Title I, Equity + and Home Equity Loan delinquencies and Title I insurance claims experience of loans serviced for the Company as of the dates indicated:

                                                              AUGUST 31,   FEBRUARY 28,
                                                                 1998          1999
                                                              ----------   ------------
                                                               (DOLLARS IN THOUSANDS)
Delinquency period(1)
  31-60 days past due.......................................      7.69%         1.75%
  61-90 days past due.......................................      2.16           .87
  91 days and over past due.................................     24.95          1.87
          Total past due....................................     34.88          4.49
  91 days and over past due, net of claims filed(2).........      7.56          1.87
Outstanding claims filed with HUD(3)(4).....................     17.39             0
Outstanding number of Title I insurance claims..............       207             0
Title I Loans serviced......................................    23,005           385
Conventional Loans serviced (Equity + and Home Equity
  loans)....................................................     8,217        24,321
          Total servicing portfolio.........................   $31,222       $24,705
Aggregate losses on liquidated loans (twelve and six months
  ended, respectively)(5)...................................   $ 1,368       $     0

---------------

(1) Represents the dollar amount of delinquent loans as a percentage of the total dollar amount of loans serviced by the Company for the period ending August 31, 1998 and loans owned by the Company for the period ending February 28, 1999.
(2) Represents the dollar amount of delinquent loans net of delinquent Title I Loans for which claims have been filed with HUD. Payment is pending as a percentage of the total dollar amount of total loans serviced by the Company (including loans owned by the Company) as of the dates indicated.
(3) Represents the dollar amount of delinquent Title I Loans for which claims have been filed with HUD. Payment is pending as a percentage of total dollar amounts of total loans serviced by the Company (including loans owned by the Company) as of the dates indicated.
(4) All claims filed with HUD have been processed and the amount of FHA insurance available for serviced Title I Loans have been reduced to zero.
(5) On Title I Loans, a loss is recognized upon receipt of payment of a claim or final rejection thereof. Claims paid in a period may relate to a claim filed in an earlier period. Since the Company commenced its Title I lending operations in March 1994, there has been no final rejection of a claim by the FHA. Aggregate losses on liquidated Title I Loans related to 1,397 Title I insurance claims made by the Company, as servicer, since commencing operations through February 28, 1999. Losses on Title I Loans liquidated will increase as the balance of the claims are processed by HUD. The Company has received an average payment from HUD equal to 90% of the outstanding principal balance of such Title I Loans, plus appropriate interest and costs.

RESULTS OF OPERATIONS

  Six Months Ended February 28, 1999 Compared to Six Months Ended February 28, 1999

     The Company substantially reduced its loan production after January 1, 1998 as compared to the first four months of fiscal 1998. In the last eight months of fiscal 1998 and the first months of fiscal 1999, the Company focused on (1) liquidating its loan portfolio for cash to reduce its indebtedness while it explored alternatives to raise new capital and (2) initiating new strategic initiatives to return the Company to profitability. As a result, the Company does not believe that its results for the six months ended February 28, 1999 are comparable to the Company's results for the six months ended February 28, 1998.

     Net Revenues. Net losses decreased $31.7 million to a loss of $805,000 during the six months ended February 28, 1999 from losses of $32.5 million during the six months ended February 28, 1998. The loss for the six months ended February 28, 1998 was primarily the result of continued low loan production and difficulty in selling closed loans. The loss for the six months ending February 28, 1999 is a result of the reduction in the Company's business while the Company pursued its new strategic initiatives. Loan originations during the six months ending February 28, 1999 were $33.6 million, as compared to originations of $327.1 million during the six months ended February 28, 1998 a decrease of 89.7%. The decrease is a result of the reduction in the Company's business while the Company pursued its new strategic initiatives. Sales of loans during the six months ended February 28, 1999 were $27.5 million, while during the six months ended February 28, 1998 they were $286.8 million. During the period in 1998, sales were generally for cash, and were for less than par value, thus contributing to losses in fiscal 1998.

     Gain on sale of loans decreased $1.4 million to $392,000 during the six months ended February 28, 1999 from $1.8 million during the six months ended February 28, 1998. The decrease was primarily the result of a lower volume of loans sold in the six months ended February 28, 1999 compared to the six months ended February 28, 1998.

     Net unrealized gain (loss) on mortgage related securities decreased to a loss of $169,000 during the six months ended February 28, 1999 from a loss of $16.8 million during the six months ended February 28, 1998, a change of $16.6 million. During the six months ended February 28, 1998, the Company recorded a $14.1 million downward valuation adjustment relating to the Company's mortgage backed securities. No valuation adjustments were recorded in the six months ended February 28, 1999.

     Loan servicing income, net, decreased $2.2 million to $332,000 during the six months ended February 28, 1999 from $2.5 million during the six months ended February 28, 1998. This decline was the result of the elimination of most of the servicing revenue previously earned by the company due to the sale of its servicing rights to City Mortgage Services.

     Interest income on loans held for sale and mortgage related securities, net of interest expense, decreased $2.6 million to an expense of $724,000 during the six months ended February 28, 1999 from income of $1.9 million during the six months ended February 28, 1998. The decline was primarily the result of a decrease in average balance of loans held for sale during the six months ended February 28, 1999 of $20.0 million compared to the average during the six months ended February 28, 1998 of $57.1 million.

     Net Provision (Benefit) for Credit Losses. The net provision (benefit) for credit losses was ($297,000) for the six months ended February 28, 1999, a reduction of $2.0 million from the $2.6 million recorded for the six months ended February 28, 1998. The decrease was the result of an adjustment to the allowance for credit losses on loans sold with recourse. The Company's liability is related to the valuation of the excess spread recorded as part of the mortgage related securities. A reduction in value of $439,600 due to amortization was recorded on the excess spread as of February 28, 1999; as a result, a reduction in the valuation allowance in the same amount was recorded. At the same time, an increase of $143,000 was recorded on the allowance for credit losses for loans held for sale, as a result of increasing inventory. No allowance for credit losses on loans sold with recourse was established on loans sold through securitizations. The Company has no recourse obligation under those securitization agreements for credit losses and estimated credit losses on loans sold through securitizations considered in the Company's valuation of its residual interest securities. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on Title I loans produced and sold.

     Total General and Administrative Expenses. Total general and administrative expenses decreased $13.0 million to $9.1 million for the six months ended February 28, 1999 from $22.0 million for the six months ended February 28, 1998. This decline can be attributed to reductions in business activity, along with the cost reductions implemented by management since the recapitalization.

     Payroll and benefits expense declined $7.1 million to $3.6 million for the six months ended February 28, 1999 from $10.7 million for the six months ended February 28, 1998. This reduction can be attributed to the staff reductions which have occurred over the past year.

     Supplies and postage expense declined $539,000 to $137,000 during the six months ending February 28, 1999 from $676,000 during the six months ended February 28, 1998. This decline can be attributed to the reduction in business between the two periods, and to steps taken to control costs.

     Professional services expense declined $783,000 to $1.8 million during the six months ended February 28, 1999 from $2.5 million during the six months ended February 28, 1998. This decline is attributed to the elimination of the management overhead fees formerly paid to Preferred Equities Corporation, reduced expenditures for inspection fees due to the reduction of loan originations offset, in part, by increased legal and audit fees and reduced employee recruiting costs.

     Sub-servicing fees paid declined $1.2 million to $100,000 during the six months ended February 28, 1999 from $1.3 million during the six months ended February 28, 1998. This is the result of the reduction in size of the servicing portfolio over the past fiscal year due to the sale of servicing to City Mortgage Services and a decline in loan volume.

     During the six months ending February 28, 1999, travel and entertainment expenses decreased $768,000, from $1.0 million during the six months ending February 28, 1998, to $236,000 during the same period of fiscal 1999. This reduction can be attributed to reductions in business and to cost control measures implemented over the past year.

     As a result of the foregoing, the Company incurred a net loss before taxes and extraordinary items of $9.2 million during the six months ended February 28, 1999, compared with a net loss before taxes of $32.5 million for the six month period ending February 28, 1999.

     Extraordinary Item-Purchase of Subordinated Notes. In February 1999, the Company repurchased $11.0 million of the Company's 12 1/2% Subordinated notes, due 2001, which resulted in a gain, net of tax, of $4.8 million.

  Three Months Ended February 28, 1999 Compared to Three Months Ended February 28, 1998.

     Net Revenues. Net losses decreased $22.5 million to income of $1.7 million during the three months ended February 28, 1999 from losses of $20.8 million during the three months ended February 28, 1998. The loss for the three months ended February 28, 1998 was primarily the result of a negative valuation adjustment on the carrying value of the Company's mortgage related securities of $16.0 million. No such valuation adjustments were recorded in the three months ended February 28, 1999.

     Gain (loss) on sale of loans was a gain of $220,000 during the three months ended February 28, 1999 versus a loss of $1.9 million during the three months ended February 28, 1998. The net improvement of $2.1 million decrease was primarily the result of loans sold at a profit in the three months ended February 28, 1999 of $27.5 million compared to $286.8 million sold at a loss in the three months ended February 28, 1998.

     Net unrealized gain (loss) on mortgage related securities was a loss of $439,000 during the three months ended February 28, 1999 compared to a loss of $3.7 million during the three months ended February 28, 1998, a difference of $3.3 million. The difference was due to a $3.1 million downward valuation adjustment relating to the Company's mortgage related securities during the three months ended February 28, 1998. No such valuation adjustments were recorded in the three months ended February 28, 1999.

     Loan servicing income, net, decreased $1.2 million to $92,000 during the three months ended February 28, 1999 from $1.3 million during the three months ended February 28, 1998. The reduction was primarily the result of the decline in the Company's servicing portfolio to $24.7 million at February 28, 1999 from $767.3 million at February 28, 1998. This decline was due to the sale of the Company's current and future servicing rights to City Mortgage Services, Inc. during the recapitalization of the Company in fiscal 1998.

     Interest income on loans held for sale and mortgage related securities, net of interest expense, decreased $1.2 million to an expense of $561,000 during the three months ended February 28, 1999 from income of $684,000 during the three months ended February 28, 1998. The decrease was primarily the result of the decrease in the average size of the portfolio of loans held for sale during the three months ended February 28, 1999 to $29.6 million from the average of $52.2 million for the three months ended February 28, 1998.

     Provision (Benefit) for Credit Losses. The net provision (benefit) for credit losses decreased to a benefit of ($340,000) for the three months ended February 28, 1999, a reduction of $1.0 million from the $706,000 recorded for the three months ended February 28, 1998. The decrease was the result of adjustments made to the valuation of the excess spread asset carried under the Company's mortgage related securities. Additionally, the allowance for credit losses on loans held for sale was increased by $100,000 due to increasing inventory. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations.

     Total General and Administrative Expenses. Total general and administrative expenses decreased $4.3 million to $4.7 million for the three months ended February 28, 1999 from $9.0 million for the three months ended February 28, 1998. This decline can be attributed to reductions in business activity, along with the cost reductions implemented by management since the recapitalization.

     Payroll and benefits expense declined $3.4 million to $1.6 million for the three months ended February 28, 1999 from $5.1 million for the three months ended February 28, 1998. This reduction can be attributed to the result of the decline in business volume.

     Supplies and postage expense declined $244,000 to $66,000 during the three months ending February 28, 1999 from $310,000 during the three months ended February 28, 1998. This decline can be attributed to the reduction in business between the two periods, and to steps taken by management to control costs.

     Professional services expense decreased $231,000 to $789,000 during the three months ended February 28, 1999 from $1.0 million during the three months ended February 28, 1998. This decline is attributed to reduced expenditures for inspection fees due to the reduction of loan originations, reduced consultant fees, reduced employee recruiting costs, and a decrease in management overhead fees slightly offset, in part, by an increase in legal fees and audit fees.

     Sub-servicing fees paid declined $532,000 to $78,000 during the three months ended February 28, 1999 from $610,000 during the three months ended February 28, 1998. This decline was the result of the reduction of the servicing portfolio compared to the prior fiscal year.

     During the three months ending February 28, 1999, travel and entertainment decreased $408,000, from $535,000 during the three months ending February 28, 1998, to $127,000 during the same period of fiscal 1999. This reduction can be attributed to reductions in business, and to cost control measures implemented over the past year.

     As a result of the foregoing, the Company incurred a net loss before taxes and extraordinary items of $5.2 million, compared with a net loss before taxes of $13.7 million during the three months ended February 28, 1998.

     Extraordinary Item-Purchase of Subordinated Notes. In February 1999, the Company repurchased $11.0 million of the Company's 12 1/2% Subordinated notes, due 2001. This transaction resulted in a gain, net of tax, of $4.8 million.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $12.7 million at February 28, 1999 compared to $36.4 million at August 31, 1998. The Company's principal cash requirements arise from loan production and payments of operating and interest expenses.

     The Company currently has three significant sources of financing and liquidity: (1) the balance of the cash proceeds from the sale of preferred stock and common stock in the recapitalization which totaled approximately $12 million at February 28, 1999; (2) a warehouse line of $25.0 million with Sovereign Bancorp (the "Sovereign Warehouse Line"); and (3) sales of loans in the institutional whole loan market. The Sovereign warehouse line dropped to $25.0 million from $50 million on March 31, 1999.

     The Company's liquidity and capital resources are impacted by certain material covenant restrictions existing in the Indenture governing the Company's outstanding 12 1/2% senior subordinated notes due 2001. These covenants include limitations on the Company's ability to incur certain types of additional indebtedness, grant liens on its assets and to enter into extraordinary corporate transactions. The Company may not incur certain additional indebtedness if, on the date of such incurrence and after giving effect thereto, the Consolidated Leverage Ratio (as defined therein) would exceed 1.5:1, subject to certain exceptions. At February 28, 1999, the Consolidated Leverage Ratio was 1.32:1.

     The Sovereign Warehouse Line originally terminated on December 29, 1998 and was renewable, at Sovereign's option, in six-month intervals for up to five years. During December 1998, the Sovereign Warehouse Line was renewed at $50.0 million and was reduced to $25.0 million on March 31, 1999 through August, 1999. The Sovereign Warehouse Line may be increased with certain consents and contains pricing/fees which vary by product and the dollar amount outstanding. The Sovereign Warehouse Line is to be secured by specific loans held for sale and includes certain material covenants including maintaining books and records, providing financial statements and reports, maintaining its properties, maintaining adequate insurance and fidelity bond coverage and providing timely notice of material proceedings. As of February 28, 1999, the Company had approximately $22.9 million outstanding under the Sovereign Warehouse Line.

     In April 1997, the Company entered into a pledge and security agreement with another financial institution for an $11.0 million revolving credit facility. The amount that can be borrowed under the agreement was increased to $15.0 million in June 1997 and $25.0 million in July 1997. This facility is secured by a pledge of certain of the Company's interest only and residual class certificates relating to securitizations carried as mortgage related securities on the Company's Statements of Financial Condition, payable to the Company pursuant to its securitization agreements. A portion of the borrowings under the credit line agreement accrues interest at one-month LIBOR + 3.5% (9.1% at August 31, 1998 and 8.46% at February 28, 1999). The remaining borrowings under the credit line accrues interest at one-month LIBOR + 2.0% (7.6% at August 31, 1998 and 6.96% at February 28, 1999), expiring one year from the initial advance. As of February 28, 1999, approximately $4.9 million was outstanding under the agreement. The agreement, which was originally scheduled to mature in December 1998, was extended until December 1999. Certain material covenant restrictions exist in the credit agreement governing the April 1997 revolving line of credit. These covenants include limitations to incur additional indebtedness, provide adequate collateral and achieve certain financial tests. These tests include achieving a minimum net worth (as defined therein) and that the debt-to-net worth ratio (as defined therein) shall not exceed 2.5:1. As of August 31, 1998, the Company's net worth was $15.9 million below the minimum required and the debt-to-net worth ratio was 2.93:1. On December 2, 1998, the Company obtained an amendment to the agreement whereby the financial institution waived its right to declare an event of default of borrower due to the Company's failure to comply with the minimum required net worth as of August 31, 1998. Additionally, the minimum net worth test was amended such that the Company is required to maintain a net worth equal to or greater than 75% of the Company's net worth as of the end of the preceding fiscal quarter. Additionally, the Company agreed to pay down the outstanding borrowings from $10.0 million at August 31, 1998 to $6.0 million at December 31, 1998 and subsequently agreed to pay the remaining $6.0 million in equal monthly payments during calendar 1999. As of February 28, 1999, the Company's net worth was $7.7 million above the minimum required and the debt-to-net worth ratio was 1.927:1.

     In October 1997, the Company entered into a credit agreement with another financial institution for an $8.8 million revolving line of credit. This institution initially funded $5.0 million of this credit facility. The facility is secured by a pledge of certain of the Company's mortgage related securities. The loan balance under this agreement bears interest at the prime rate plus 2.5%. In May 1998, this loan converted into a term loan with monthly amortization derived from the cash flow generated from the respective mortgage related certificates. This term loan bears interest at the prime rate plus 2.5%. This facility matures in October, 2002. As February 28, 1999, approximately $4.2 million was outstanding under the agreement. The credit agreement governing the October, 1997 revolving line of credit includes certain material covenants. These covenants include restrictions relating to extraordinary corporate transactions, maintenance of adequate insurance and complying with certain financial tests. These tests include complying with a minimal consolidated adjusted tangible net worth (as defined therein) and that the consolidated adjusted leverage ratio (as defined therein) shall not exceed 3:1. As of August 31, 1998, the Company's consolidated adjusted tangible net worth was $54.1 million below the minimum required and the consolidated adjusted leverage ratio was 0.53:1. On

December 9, 1998, the parties agreed to temporarily amend the borrowing base definition for the period from September 30, 1998 through April 30, 1999 by increasing the borrowing base from 50% to 55%. After April 30, 1999, the borrowing base will return to 50%. The minimum consolidated tangible net worth covenant was also adjusted, commencing retroactively, as of September 30, 1998 and the Company agreed to paydown the line by approximately $405,000 (the amount exceeding the applicable maximum amount of tranche credit) and pay an accommodation fee of $10,000. As of February 28, 1999, the Company's consolidated adjusted tangible net worth was $35.4 million above the minimum required and the consolidated adjusted leverage ratio was 1.247:1.

     While the Company believes that it will be able to maintain its existing credit facilities and obtain replacement financing as its credit arrangements mature and additional financing, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all. The lack of adequate capital may result in the curtailment of loan originations and thereby impair the Company's revenue and income stream. At February 28, 1999, no commitments existed for material capital expenditures.

     Net cash used in the Company's operating activities for the six months ended February 28, 1998 and 1999 was $59.4 million and $27.6 million, respectively. During the six months ended February 28, 1998 and 1999, cash provided by financing activities amounted to $56.5 million and $5.2 million, respectively.

SEASONALITY

     The Company's production of Home Equity and Equity + loans is seasonal to the extent that borrowers use the proceeds for home improvement contract work. The Company's production of loans for this purpose tends to build during the spring and early summer months, particularly where the proceeds are used for pool installations. This change in seasons also precipitates the need for new siding, window and insulation contracts. Peak volume is experienced in November and early December and declines dramatically from the holiday season through the winter months. While the Company does not have substantial experience making loans to borrowers who intend to use the proceeds to purchase a residence, management believes that the market for such loans will follow the home sale cycle, higher in the spring through early fall than during the remainder of the year.

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

     As of February 28, 1999, the Company had completed the first, second and third phases of the Year 2000 plan for its own business critical information technology assets including its accounting systems, loan origination systems, word and data processing systems, customer telephone service center, and business machines. The Company is relying upon the representations of third party vendors as to the Year 2000 readiness of certain of its software, its business machines, such as copiers and facsimile machines, and of facilities, such as physical office locations. The Company does not have plans for testing embedded computer chips contained in devices, or in special codes in software that make use of the date field incidental to their operation.

     It is the Company's plan to have phase four completed in May, 1999 with all five phases of the Company's Year 2000 to be completed by August 31, 1999. Based on information currently available, the Company's costs to remedy its own critical information technology assets are estimated to be approximately $225,000. These costs will cover hardware and software upgrades, systems consulting and computer maintenance. The Company plans to charge these costs to expense as incurred, and the Company believes such costs will not have a material effect on its liquidity or financial condition. As of February 28, 1999, the Company had spent approximately $60,000 to purchase or upgrade portions of its own hardware/software. As part of its Year 2000 plan, the Company has accelerated the schedule of implementation of certain of the Company's previously planned information technology projects. Therefore, the Company does not expect to defer any specific information technology project as a result of the implementation of its Year 2000 plan.

     Until system testing is substantially completed, the Company cannot fully estimate the risks of the Year 2000 issue. To date, the Company has not identified any of its own business critical information technology assets that it believes present a material risk of not being Year 2000 compliant or for which a suitable alternative cannot be implemented. However, as the Company's Year 2000 plan proceeds into subsequent phases, it is possible that the Company may identify assets that do present a risk of a Year 2000-related disruption. Such a disruption could have a material adverse effect on the Company's financial condition and results of operations. Because the Company has not begun system testing, and has not fully assessed its risks from potential Year 2000 failures, the Company has not yet developed specific Year 2000 contingency plans.

     At August 31, 1998, the Company had begun to make inquiry of substantially all of its strategic partners, vendors and third party entities with which it has material relationships, and had begun to compile data related to their Year 2000 plans. The Company's reliance upon certain third parties, vendors and strategic partners for loan servicing, investor reporting, document custody and other functions, means that their failure to adequately address the Year 2000 issue could have a material adverse impact on the Company's operations and financial results. The Company has received assurances from its two major strategic partners, City Mortgage Services and Sovereign Bank, NA, that they have implemented plans to address the Year 2000 issue. The Company has not evaluated these plans or assurances for their accuracy and adequacy, or developed contingency plans in the event of their failure. As of February 28, 1999, the Company had received responses from approximately 21% of its Year 2000 inquiries. Of those responses, approximately 76% indicated that they had some plan to address the Year 2000 issue. Because the Company has not yet received a significant number of responses from its vendors or other third parties, potential risks related to their failure to address Year 2000 issues are not known at this time.

     The Company also relies upon certain government entities (such as the U.S. Dept. of Housing and Urban Development and various state regulatory agencies), utility companies, telecommunication service companies and other service providers outside of the Company's control. There can be no assurance that such suppliers, government entities, or other third parties will not suffer a Year 2000 business disruption. Such failures could have a material adverse effect on the Company's financial condition and results of operations.

     In addition, the Company's credit risk associated with its borrowers may increase as a result of borrowers' individual Year 2000 issues. Negative impact of Year 2000 issues upon borrowers may result in borrowers' inability to pay, increases in delinquent loans, and a corresponding loss of residual income to the Company. While at this time, it is not possible to calculate the potential impact of such increased delinquent loans or default; it is believed that increased delinquencies and defaults would have a material adverse impact on the financial condition of the Company.

     Because of uncertainties, the actual effects of the Year 2000 issue on the Company may be different from the Company's current assessment. The effect on the Company's results of operations if the Company, its strategic partners, vendors or other third parties are not fully Year 2000 compliant is not reasonably estimable. The description of the Company's Year 2000 plans contains "forward-looking" statements about matters that are inherently difficult to predict. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Some of the important factors that affect these statements have been briefly described. Such forward-looking statements involve risks and uncertainties that may affect future developments such as, for example, the ability to deal with the Year 2000 issue, including problems that may arise on the part of third parties. If the repairs and modifications required to make the Company Year 2000 ready are not made or are not completed on a timely basis, the resulting problems would have a material adverse impact on the operations and financial condition of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's various business activities generate liquidity, market and credit risk:

     (a) Liquidity risk is the possibility of being unable to meet all present and future financial obligations in a timely manner.

     (b) Market risk is the possibility that changes in future market rates or prices will make the Company's positions less valuable.

     (c) Credit risk is the possibility of loss from a customer's failure to perform according to the terms of the transaction.

     Compensation for assuming these risks is reflected in interest income and fee income.

     Although the Company is exposed to credit loss in the event of non-performance by the borrowers, this exposure is managed through credit approvals, review and monitoring procedures into the extent possible restricting the period during which unpaid balances are allowed to accumulate.

     As of February 28, 1999 the net fair value of all financial instruments with exposure to interest rate risk was approximately $35.7 million. The potential decrease in fair value resulting from a hypothetical 5% increase in interest rates would be approximately $26.1 million.

     There are certain shortcomings inherent to the Company's sensitivity analysis. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, changes are rarely instantaneous. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react in line with changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates while interest rates on other types of assets may lag behind changes in market rates. Prepayments on the Company's mortgage related instruments are directly affected by a change in interest rates. However, in the event of a change in interest rates, actual loan prepayments may deviate significantly from the Company's assumptions. Further, certain assets, such as adjustable rate loans, have features, such as annual and lifetime caps that restrict changing the interest rates both on a short-term basis and over the life of the asset. Finally, the ability of certain borrowers to make scheduled payments on their adjustable rate loans may decrease in the event of an interiors rate increase.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 8, 1998, the Office of the Consumer Credit Commissioner of the State of Texas issued a denial of the Company's application for licensing as a secondary mortgage lender. On October 20, 1998, the Company filed an appeal of the Commissioner's decision. An administrative hearing on this matter has been scheduled for April 22, 1999.

     On February 23, 1998, an action was filed in the United States District Court for the Northern District of Georgia by Robert J. Feeney, as a purported class action against the Company and Jeffrey S. Moore, the Company's former President and Chief Executive Officer. The complaint alleges, among other things, that the defendants violated the federal securities laws in connection with the preparation and issuance of certain of the Company's financial statements. The named plaintiff seeks to represent a class consisting of purchasers of the Common Stock between April 11, 1997 and December 18, 1997, and seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the court may deem proper. On June 30, 1998, the plaintiff amended the complaint to add additional plaintiffs, to add as a defendant Mego Financial, the Company's former parent, and to extend the class period through and including May 20, 1998. On September 18, 1998, the Company, Jeffrey S. Moore and Mego Financial filed motions to dismiss the complaint. On April 8, 1999, the court granted each of these motions. In the court's order dismissing the complaint, the plaintiffs were permitted, upon proper motions, to serve and file a second amended (and redrafted) complaint within 30 days.

     For additional information regarding other legal proceedings, please refer to the Company's report on Form 10-K/A filed for the period ended August 31, 1998 and the report on Form 10-Q filed for the period ended November 30, 1998.

     No significant developments in any other litigation previously reported occurred during the three month period ended February 28, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on February 16, 1999. There were four proposals voted on by the stockholders of the Company: (i) a proposal to elect a proposed slate of directors; (ii) a proposal to approve a corporate name change to Altiva Financial Corporation; (iii) a proposal to approve a one-for-ten reverse stock split; and (iv) a proposal to approve and adopt the Mego Mortgage Corporation 1999 Incentive Stock Plan.

     (1) Each of the six nominees to the Board of Directors was elected to serve on the Board of Directors

  DIRECTOR         FOR      WITHHELD
  --------         ---      --------
  C. Meyercord  29,196,029   46,625
  Wm. Ralser    29,195,878   46,776
  S. Browne     29,195,887   46,767
  H. Stiles     29,195,887   46,767
  D. Vida       29,195,877   46,777
  J.Williamson  29,196,029   46,625

     (2) The stockholders approved the name change to Altiva Financial
         Corporation

     FOR      AGAINST  ABSTAIN
     ---      -------  -------
  29,212,225  26,907    3,522

     (3) The stockholders approved the one-for-ten reverse stock split

     FOR      AGAINST  ABSTAIN
     ---      -------  -------
  29,116,918  116,860   8,876

     (4) The stockholders approved and adopted the Mego Mortgage Corporation 1999 Incentive Stock Plan

                                     BROKER
     FOR      AGAINST  ABSTAIN     NON-VOTED
     ---      -------  -------     ---------
  22,115,008  673,780  14,610      6,439,256

ITEM 5.  OTHER INFORMATION

     In January, 1999, the Company completed the purchase from FirstPlus Financial, Inc. of substantially all of the assets of a retail production platform in Las Vegas, Nevada.

     In February, 1999, the Company repurchased $11 million of the Company's 12 1/2% Subordinated Notes, due 2001.

     Effective March 22, 1999 Mego Mortgage Corporation changed its corporate name to Altiva Financial Corporation (Nasdaq: ATVA).

     The Company completed a one for ten reverse stock split of its common stock, par value $0.01, effective March 22, 1999 with respect to shares of the Company's common stock outstanding as of that date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 27.1      --  Financial Data Schedule (for SEC use only).

---------------

     No current reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ALTIVA FINANCIAL CORPORATION

                                          By:     /s/ J. RICHARD WALKER
                                            ------------------------------------
                                                     J. Richard Walker
                                                  Executive Vice President
                                                  Chief Financial Officer

Date: April 14, 1999