Form 10-Q/A
period 1999-02-28
ALTIVA FINANCIAL CORP
filed 1999-06-08
CIK 1023334

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A
                             ---------------------

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

     As of June 7, 1999, there were 3,056,666 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

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

                          ALTIVA FINANCIAL CORPORATION

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                  PREFERRED STOCK      COMMON STOCK
                                  $.01 PAR VALUE      $.01 PAR VALUE     ADDITIONAL
                                  ---------------   ------------------    PAID-IN     RETAINED
                                  SHARES   AMOUNT    SHARES     AMOUNT    CAPITAL     EARNINGS    TOTAL
                                  ------   ------   ---------   ------   ----------   --------   -------
                                             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Balance at August 31, 1998......  62,500     $1     3,056,666    $306     $122,143    $(95,856)  $26,594
Net loss for the six months
  ended February 28, 1999.......      --     --                                 --        (805)     (805)
                                  ------     --     ---------    ----     --------    --------   -------
Balance at February 28, 1999....  62,500     $1     3,056,666    $306     $122,143    $(96,661)  $25,789
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

     Net Revenues. Net losses decreased $31.7 million to a loss of $805,000 during the six months ended February 28, 1999 from losses of $32.5 million during the six months ended February 28, 1998. The loss for the six months ended February 28, 1998 was primarily the result of continued low loan production and difficulty in selling closed loans. The loss for the six months ending February 28, 1999 is a result of the reduction in the Company's business while the Company pursued its new strategic initiatives. Loan originations during the six months ending February 28, 1999 were $33.6 million, as compared to originations of $327.1 million during the six months ended February 28, 1998 a decrease of 89.7%. The decrease is a result of the reduction in the Company's business while the Company pursued its new strategic initiatives. Sales of loans during the six months ended February 28, 1999 were $27.0 million, while during the six months ended February 28, 1998 they were $145.5 million net of loans repurchased. During the period in 1998, sales were generally for cash, and were for less than par value, thus contributing to losses in fiscal 1998.

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

     Net Provision (Benefit) for Credit Losses. The net provision (benefit) for credit losses was ($297,000) for the six months ended February 28, 1999, a reduction of $2.6 million from the $2.3 million recorded for the six months ended February 28, 1998. The decrease was the result of an adjustment to the allowance for credit losses on loans sold with recourse. The Company's liability is related to the valuation of the excess spread recorded as part of the mortgage related securities. A reduction in value of $439,600 due to amortization was recorded on the excess spread as of February 28, 1999; as a result, a reduction in the valuation allowance in the same amount was recorded. At the same time, an increase of $143,000 was recorded on the allowance for credit losses for loans held for sale, as a result of increasing inventory. No allowance for credit losses on loans sold with recourse was established on loans sold through securitizations. The Company has no recourse obligation under those securitization agreements for credit losses and estimated credit losses on loans sold through securitizations considered in the Company's valuation of its residual interest securities. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on Title I loans produced and sold.

     Total General and Administrative Expenses. Total general and administrative expenses decreased $10.2 million to $8.8 million for the six months ended February 28, 1999 from $19.0 million for the six months ended February 28, 1998. This decline can be attributed to reductions in business activity, along with the cost reductions implemented by management since the recapitalization.

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

     Loan servicing income, net, decreased $1.2 million to $92,000 during the three months ended February 28, 1999 from $1.3 million during the three months ended February 28, 1998. The reduction was primarily the result of the decline in the Company's servicing portfolio to $24.7 million at February 28, 1999 from $778.5 million at February 28, 1998. This decline was due to the sale of the Company's current and future servicing rights to City Mortgage Services, Inc. during the recapitalization of the Company in fiscal 1998.

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

     There are certain shortcomings inherent to the Company's sensitivity analysis. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, changes are rarely instantaneous. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react in line with changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates while interest rates on other types of assets may lag behind changes in market rates. Prepayments on the Company's mortgage related instruments are directly affected by a change in interest rates. However, in the event of a change in interest rates, actual loan prepayments may deviate significantly from the Company's assumptions. Further, certain assets, such as adjustable rate loans, have features, such as annual and lifetime caps that restrict changing the interest rates both on a short-term basis and over the life of the asset. Finally, the ability of certain borrowers to make scheduled payments on their adjustable rate loans may decrease in the event of an interest rate increase.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.1      --  Employment Agreement dated February 12, 1999 between Mego
               Mortgage Corporation and Edward B. "Champ" Meyercord
               (incorporated by reference to exhibit 10.31 to the Company's
               Registration Statement on Form S-4, as amended, Registration
               No. 333-68997)
 27.1      --  Financial Data Schedule (for SEC use only).*

---------------

* Previously filed.

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

Date: June 8, 1999