Form 10-Q
period 1999-05-31
ALTIVA FINANCIAL CORP
filed 1999-07-15
CIK 1023334

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: MAY 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM:                TO

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

                           MEGO MORTGAGE CORPORATION
                                 (FORMER NAME)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     [X] Yes     [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 31, 1999, there were 3,056,666 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          ALTIVA FINANCIAL CORPORATION

                                     INDEX


                                                                         PAGE
                                                                         ----
                         PART I  FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements (unaudited)..................       2
         Condensed Statements of Financial Condition at August 31,
           1998 and May 31, 1999.....................................       2
         Condensed Statements of Operations for the Three and Nine
           Months Ended May 31, 1998 and 1999........................       3
         Condensed Statements of Cash Flows for the Nine Months Ended
           May 31, 1998 and 1999.....................................       4
         Condensed Statements of Stockholders' Equity for the Nine
           Months Ended May 31, 1999.................................       5
         Notes to Condensed Financial Statements.....................       6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................       8
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...      18

                           PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................      19
Item 4.  Matters Submitted to a Vote of Security Holders.............      19
Item 5.  Other Information...........................................      19
Item 6.  Exhibits and Reports on Form 8-K............................      19
SIGNATURE............................................................      20

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          ALTIVA FINANCIAL CORPORATION

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                              AUGUST 31,        MAY 31,
                                                                 1998       1999 (UNAUDITED)
                                                              ----------    ----------------
                                                              (THOUSANDS OF DOLLARS, EXCEPT
                                                                    PER SHARE AMOUNTS)
                           ASSETS
Cash and cash equivalents...................................   $ 36,404         $ 9,231
Cash deposits, restricted...................................      3,662           2,934
Loans held for sale, net of allowance for credit losses of
  $76 and $399 and valuation allowance of $10,901 and
  $1,732....................................................     10,975          15,557
Mortgage related securities, at fair value..................     34,830          34,214
Mortgage servicing rights...................................         83              --
Other receivables...........................................      5,078           5,669
Property and equipment, net of accumulated depreciation of
  $1,181 and $1,775.........................................      1,813           2,590
Organizational costs, net of amortization...................         96              --
Prepaid debt expenses.......................................      2,790           2,178
Deferred federal income tax asset...........................      5,376           8,444
Deferred state income tax asset.............................      3,064             767
Other assets................................................        364           3,125
                                                               --------         -------
          TOTAL ASSETS......................................   $104,535         $84,709
                                                               ========         =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Warehouse line............................................   $     --         $18,136
  Notes and contracts payable...............................     16,345           8,456
  Accounts payable and accrued liabilities..................     16,431           4,450
  Allowance for credit losses on loans sold with recourse...      2,472              --
  Subordinated debt.........................................     42,693          30,750
                                                               --------         -------
          Total liabilities.................................     77,941          61,792
                                                               --------         -------
Stockholders' equity:
  Preferred Stock, $.01 par value per share
     (Authorized -- 5,000,000 shares;.......................          1               1
     Issued and outstanding -- 62,513 at August 31, 1998 and
      May 31, 1999).........................................
  Common Stock, $.01 par value per share
     (Authorized -- 400,000,000 shares; Issued and
     outstanding -- 3,056,666 at August 31, 1998 and May 31,
     1999)..................................................        306             306
  Additional paid-in capital................................    122,143         122,143
  Accumulated deficit.......................................    (95,856)        (99,533)
                                                               --------         -------
          Total stockholders' equity........................     26,594          22,917
                                                               --------         -------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........   $104,535         $84,709
                                                               ========         =======

                  See notes to condensed financial statements.

                          ALTIVA FINANCIAL CORPORATION

                       CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS                      NINE MONTHS
                                                    ENDED MAY 31,                     ENDED MAY 31,
                                            ------------------------------    ------------------------------
                                                1998             1999             1998             1999
                                            -------------    -------------    -------------    -------------
                                            (THOUSANDS OF DOLLARS, EXCEPT     (THOUSANDS OF DOLLARS, EXCEPT
                                                  PER SHARE AMOUNTS)                PER SHARE AMOUNTS)
REVENUES:
  Gain (loss) on sale of loans............   $  (17,371)      $      366       $  (15,562)      $      759
  Net unrealized loss on mortgage related
     securities...........................      (27,360)            (363)         (44,120)            (532)
  Loan servicing income (loss), net.......       (1,367)            (102)           1,137              230
  Interest income.........................        4,026            1,690           13,201            5,032
  Less: interest expense..................       (3,894)          (1,620)         (11,175)          (5,686)
                                             ----------       ----------       ----------       ----------
     Net interest income (expense)........          132               70            2,026             (654)
                                             ----------       ----------       ----------       ----------
          Total revenues (losses).........      (45,966)             (29)         (56,519)            (197)
                                             ----------       ----------       ----------       ----------
COSTS AND EXPENSES:
  Net provision (benefit) for credit
     losses...............................          108               20            2,404             (276)
  Depreciation and amortization...........          338              299              844              759
  Other interest..........................          103               34              330               96
  General and administrative:
     Payroll and benefits.................        4,185            1,779           14,925            5,385
     Supplies and postage.................          265              117              943              254
     Rent and lease expenses..............          408              299            1,118              967
     Professional services................        1,101              528            3,637            2,281
     Insurance............................          192              279              335              630
     Sub-servicing fees...................          524              111            1,795              210
     Taxes and licensing fees.............           --              182               --              309
     Communications.......................            8               73              474              310
     Bank and wire fees...................           --               29               --              255
     Travel and entertainment.............          212              192              967              428
     Legal Settlement.....................                            69                             1,296
     Other................................          751              421            2,409              565
                                             ----------       ----------       ----------       ----------
          Total costs and expenses........        8,195            4,432           30,181           13,469
                                             ----------       ----------       ----------       ----------
(LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM......................      (54,161)          (4,461)         (86,700)         (13,666)
INCOME TAX (BENEFIT) BEFORE EXTRAORDINARY
  ITEM....................................           --           (1,589)              --           (5,177)
                                             ----------       ----------       ----------       ----------
NET (LOSS) BEFORE EXTRAORDINARY ITEM......      (54,161)          (2,872)         (86,700)          (8,489)
EXTRAORDINARY ITEM, NET OF TAXES ($2.9
  MILLION)................................           --               --               --            4,812
                                             ----------       ----------       ----------       ----------
NET (LOSS)................................   $  (54,161)      $   (2,872)      $  (86,700)      $   (3,677)
                                             ==========       ==========       ==========       ==========
INCOME (LOSS) PER COMMON SHARE:
  Basic:
     Net (loss)...........................   $   (44.03)      $    (0.94)      $   (70.49)      $    (1.20)
                                             ==========       ==========       ==========       ==========
     Weighted-average number of common
       shares.............................    1,230,000        3,056,666        1,230,000        3,056,666
                                             ==========       ==========       ==========       ==========
  Diluted:
     Net (loss)...........................   $   (44.03)      $    (0.94)      $   (70.49)      $    (1.20)
                                             ==========       ==========       ==========       ==========
     Weighted-average number of common
       shares and assumed conversions.....    1,230,000        3,056,666        1,230,000        3,056,666
                                             ==========       ==========       ==========       ==========

                  See notes to condensed financial statements.

                          ALTIVA FINANCIAL CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED MAY 31,
                                                              -------------------------
                                                                1998             1999
                                                              ---------        --------
                                                               (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)................................................  $ (86,700)       $ (3,677)
                                                              ---------        --------
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
     OPERATING ACTIVITIES:
     Loans originated for sale, net of loan fees............   (347,876)        (38,266)
     Proceeds from sale of loans............................    336,745          40,461
     Payments on loans held for sale........................      1,896           2,032
     Lower of cost or market adjustment.....................     44,120          (9,110)
     Net provisions (benefit) for estimated credit losses...      2,404            (276)
     Additions to mortgage related securities...............         --          (1,125)
     Amortization of mortgage related securities............         --             920
     Accretion of residual interest on mortgage related
      securities............................................     (7,295)         (2,330)
     Market valuation of mortgage related securities........      2,659              --
     Payments on mortgage related securities................        974           1,266
     Additions to mortgage servicing rights.................     (3,529)             --
     Amortization of mortgage servicing rights..............      2,903               7
     Depreciation and amortization expense..................        844             689
     Amortization of prepaid debt expense...................       (176)            611
     Amortization/Write-off of prepaid commitment fee.......      2,333              --
     Write-off of mortgage servicing rights.................      3,804              76
     Deferred income taxes (benefit)........................     (2,157)           (771)
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Cash deposits, restricted..............................        545             728
     Other assets, net......................................      4,664          (3,350)
     State income taxes payable.............................       (649)
     Other liabilities, net.................................     17,557         (11,981)
                                                              ---------        --------
       Total adjustments....................................     59,766         (20,419)
                                                              ---------        --------
          Net cash used in operating activities.............    (26,934)        (24,096)
                                                              ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..........................        (58)         (1,371)
                                                              ---------        --------
          Net cash used in investing activities.............        (58)         (1,371)
                                                              ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on notes and contracts payable.....    333,899          18,135
Payments on notes and contracts payable.....................   (338,197)         (7,898)
Repurchase of subordinated debt.............................         --         (11,875)
Issuance of subordinated debt...............................     38,373              --
Amortization of premium on subordinated debt................        (57)            (68)
                                                              ---------        --------
Net cash provided by financing activities...................     34,018          (1,706)
                                                              ---------        --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........      7,026         (27,173)
                                                              ---------        --------
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD............      6,104          36,404
                                                              ---------        --------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $  13,130        $  9,231
                                                              =========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...............................................  $   4,997        $  2,663
                                                              =========        ========
     State income taxes.....................................  $     504        $    197
                                                              =========        ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Addition paid-in capital created from deferred tax
     asset..................................................  $   2,354        $      0
                                                              ---------        --------
  Mortgage related security and settlement of recourse
     liability..............................................         --           1,885
                                                              ---------        --------
          TOTAL.............................................  $   2,354        $  1,885
                                                              =========        ========

                  See notes to condensed financial statements.

                          ALTIVA FINANCIAL CORPORATION

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                      PREFERRED STOCK      COMMON STOCK
                                      $.01 PAR VALUE      $.01 PAR VALUE     ADDITIONAL
                                      ---------------   ------------------    PAID-IN     RETAINED
                                      SHARES   AMOUNT    SHARES     AMOUNT    CAPITAL     EARNINGS    TOTAL
                                      ------   ------   ---------   ------   ----------   --------   -------
                                                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Balance at August 31, 1998..........  62,500     $1     3,056,666    $306     $122,143    $(95,856)  $26,594
Net loss for the nine months ended
  May 31, 1999......................                                                --      (3,677)   (3,677)
                                      ------     --     ---------    ----     --------    --------   -------
Balance at May 31, 1999.............  62,500     $1     3,056,666    $306     $122,143    $(99,533)  $22,917
                                      ======     ==     =========    ====     ========    ========   =======

                  See notes to condensed financial statements.

                          ALTIVA FINANCIAL CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MAY 31, 1998 AND 1999

1. CONDENSED FINANCIAL STATEMENTS

     In the opinion of management, when read in conjunction with the audited Financial Statements for the years ended August 31, 1997 and 1998 contained in the Form 10-K/A of Mego Mortgage Corporation filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1998, the accompanying unaudited Condensed Financial Statements contain all of the information necessary to present fairly the financial position of Altiva Financial Corporation, formerly Mego Mortgage Corporation, (the "Company") at May 31, 1999, the results of its operations for the three and nine months ended May 31, 1998 and 1999, the change in stockholders' equity for the nine months ended May 31, 1999 and the cash flows for the nine months ended May 31, 1998 and 1999. Certain reclassifications have been made to conform prior periods with the current period presentation.

     The preparation of financial statements, in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments necessary for the fair presentation of these statements have been included herein, which are normal and recurring in nature. The results of operations for the nine months ended May 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2. ADJUSTMENTS TO CARRYING VALUES OF MORTGAGE RELATED SECURITIES

     In earlier periods, the Company experienced voluntary prepayment activity and delinquencies with regard to its securitized Equity + and Home Equity loans (Equity + and Home Equity loans together referred to as "Conventional Loans"), and as a result was required to adjust the assumptions previously utilized in calculating the carrying value of its mortgage-related securities. There have been no valuation adjustments related to the nine months ended May 31, 1999.

                          ALTIVA FINANCIAL CORPORATION

3. RECENT EVENTS

     Effective March 22, 1999 Mego Mortgage Corporation has changed its corporate name to Altiva Financial Corporation (Nasdaq: ATVA).

     The Company completed a one-for-ten reverse stock split of its common stock, par value $0.01, effective March 22, 1999 with respect to shares of the Company's Common Stock outstanding as of that date. As a result, the outstanding shares and related earnings per share for the three and nine month periods ending May 31, 1998 and February 1999, presented in this report, are adjusted to reflect this reverse stock split.

     On July 7, 1999 the Company announced the execution of a definitive purchase agreement to acquire 100% of the outstanding stock of The Money Centre, Inc., based in Charlotte, North Carolina.

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

     The following discussion and analysis should be read in conjunction with the Condensed Financial Statements, including the notes thereto, contained elsewhere herein and in the Company's Annual Report on Form 10-K/A for the fiscal year ended August 31, 1998.

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

     The Company's loan products are:

     - First mortgage loans and home equity loans ("Home Equity loans") typically secured by first liens, and in some cases by second liens, on the borrower's residence. In making Home Equity loans, the Company relies primarily on the appraised values of the borrowers' residences. The Company determines the loan amount based on the appraised values and the creditworthiness of the borrowers. These loans generally are used to purchase residences and refinance existing mortgages; and

     - High loan-to-value loans ("Equity + loans") based on the borrowers' credit. These loans typically are secured by second liens on the borrowers' primary residences. The initial amount of an Equity + loan, when added to other outstanding senior or secured debt on the residences, resulted in a combined loan-to-value ratio that averaged 112% during fiscal 1997 and 1998. The loan-to-value ratio on these loans may be as high as 125%. These loans generally are used to consolidate debt and make home improvements.

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

     Historically, certain of the loans produced by the Company qualified under the provisions of Title I of the National Housing Act which is administered by the U.S. Department of Housing and Urban Development ("HUD"). Pursuant to the Title I credit insurance program, 90% of the principal balances of the loans are U.S. government insured ("Title I loans"), with cumulative maximum coverage equal to 10% of all Title I loans originated by the Company. As a result of prior losses, no FHA insurance remained with respect to the Company's portfolio of Title I loans as of August 31, 1998 and May 31, 1999. However, approximately $9.8 million (2.86% of the original Title I loan balances) of FHA insurance remains available as collateral on the Company's mortgage related securities as of May 31, 1999. The Company is no longer producing Title I loans.

     For the nine months ended May 31, 1999 and 1998, the Company's loan production was comprised of the following, shown as percentage of total principal amount produced:

                                                              NINE MONTHS ENDED
                                                                   MAY 31,
                                                              ------------------
                                                               1998        1999
                                                              ------      ------
Equity + loans..............................................    0.0%        5.0%
Title I loans...............................................    5.5         0.0
Home Equity loans...........................................   94.5        95.0
                                                              -----       -----
          Total.............................................  100.0%      100.0%
                                                              =====       =====

LOAN PRODUCTION

     The following table sets forth certain data regarding loans produced, securitized, and serviced by the Company during the nine months ended May 31, 1998 and 1999:

                                                       NINE MONTHS ENDED MAY 31,
                                                 -------------------------------------
                                                       1998                 1999
                                                 -----------------    ----------------
                                                        (DOLLARS IN THOUSANDS)
Principal balance of loans produced:
  Wholesale (includes Bankers/Brokers):
     Title I...................................  $  7,056      2.1%   $     0      0.0%
     Equity + loans............................         0      0.0        236      0.6
     Home Equity...............................   289,043     85.8     35,080     86.5
                                                 --------    -----    -------    -----
       Total Wholesale.........................   296,099     87.9     35,316     87.1
                                                 --------    -----    -------    -----
  Dealers(1):
     Title I...................................    11,595      3.4          0        0
     Home Equity...............................    14,001      4.2          0        0
                                                 --------    -----    -------    -----
       Total Dealers...........................    25,596      7.6          0        0
                                                 --------    -----    -------    -----
  Retail:
     Equity + loans............................         0      0.0      1,956      4.8
     Home Equity...............................    15,355      4.5      3,288      8.1
                                                 --------    -----    -------    -----
       Total Retail............................    15,355      4.5      5,244     12.9
                                                 --------    -----    -------    -----
       Total Principal Amount of Loans
          Produced.............................  $337,050    100.0%   $40,560    100.0%
                                                 ========    =====    =======    =====
Number of Loans Produced:
  Wholesale (includes Bankers/Brokers):
     Title I...................................       326      2.9%         0      0.0%
     Equity + loans............................     8,837     78.8          7      1.0
     Home Equity...............................         0      0.0        607     85.0
                                                 --------    -----    -------    -----
       Total Wholesale.........................     9,163     81.7        614     86.0
                                                 --------    -----    -------    -----
  Dealers(1):
     Title I...................................       971      8.7          0        0
     Equity + loans............................       742      6.6          0        0
                                                 --------    -----    -------    -----
       Total Dealers...........................     1,713     15.3          0        0
                                                 --------    -----    -------    -----

                                                       NINE MONTHS ENDED MAY 31,
                                                 -------------------------------------
                                                       1998                 1999
                                                 -----------------    ----------------
                                                        (DOLLARS IN THOUSANDS)
  Retail:
     Equity + loans............................       341      3.0         52      7.3
     Home Equity...............................         0      0.0         48      6.7
                                                 --------    -----    -------    -----
       Total Retail............................       341      3.0        100     14.0
                                                 --------    -----    -------    -----
       Total Number of Loans Produced..........    11,217    100.0%       714    100.0%
                                                 ========    =====    =======    =====
Loans Serviced at End of Period (including
  loans securitized, sold to investors
  servicing retained and held for sale):
Title I........................................  $231,917     42.4%   $   442      2.4%
Conventional (Equity + and Home Equity
  loans).......................................   314,328     57.6     18,144     97.6
                                                 --------    -----    -------    -----
       Total Loans Serviced at End of Period...  $546,425    100.0%   $18,586    100.0%
                                                 ========    =====    =======    =====

---------------
(1) The Company closed its dealer division, which purchased loans from home improvement contractors, in February 1998.

LOAN SALES

     Sales of loans in securitization transactions had historically been the main source of the Company's revenue and income. In a securitization transaction, a specific group of the Company's mortgage loans having similar characteristics, loan type (Equity + or Title I) and loan amounts were pooled for sale. As part of its new business strategy, the Company is no longer pursuing securitization transactions but is instead focusing on the sale of whole loans. The following table sets forth the principal balance of loans sold or securitized and related gain (loss) on sale data for the nine months ended May 31, 1998 and 1999.

                                                                 NINE MONTHS ENDED
                                                                      MAY 31,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Principal Amount of Loans Sold:
  Title I...................................................   $ 19,406      $ 3,446
  Equity +..................................................    310,259       19,991
  Home Equity...............................................      5,684       16,987
                                                               --------      -------
          Total.............................................   $335,349      $40,424
                                                               ========      =======
Gain (loss) on sale of loans................................   $(15,562)     $   759
                                                               ========      =======
Net unrealized (loss) on mortgage related securities(1).....   $(44,120)     $  (685)
                                                               ========      =======
Gain on sale of loans as a percentage of principal balance
  of loans sold(2)..........................................      (4.64)%        1.9%
                                                               ========      =======
Gain on sale of loans plus net unrealized loss on mortgage
  related securities as a percentage of principal balance of
  loans sold(2).............................................      (17.8)%        0.2%
                                                               ========      =======

---------------
(1) Negative Title I Loan sales resulted from the repurchase of loans sold with recourse from a financial institution and the sale of certain of such loans to FNMA without recourse.

(2) Excludes $38.4 million of loans sold with servicing released during the nine months ended May 31, 1998. Includes approximately $4.5 million principal amount of repurchased loans sold in the nine months ended May 31, 1999.

     The gain (loss) on sale of loans can vary for several reasons, including the relative amounts of Equity +, Home Equity and Title I Loans, each of which type of loan has different (i) estimated prepayment rates, (ii) weighted-average interest rates, (iii) weighted-average maturities and (iv) estimated future default rates. Typically, the gain on sale of loans through securitizations is higher than on whole loan sales; however, engaging in securitizations requires an up-front cash expenditure and can have an adverse effect on a company's financial condition due to unanticipated write downs in the value of the residual securities retained by the company which may be caused by, among other things, unanticipated changes in prepayment and default rates assumed by the company. The Company entered into no securitizations during the nine months ended May 31, 1999.

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

LOAN DELINQUENCIES

     The following table sets forth the Title I, Equity + and Home Equity Loan delinquencies and Title I insurance claims experience of loans serviced for the Company as of the dates indicated:

                                                              AUGUST 31,     MAY 31,
                                                                 1998          1999
                                                              -----------    --------
                                                              (DOLLARS IN THOUSANDS)
Delinquency period(1)
  31-60 days past due.......................................       7.69%        2.56%
  61-90 days past due.......................................       2.16            0
  91 days and over past due.................................      24.95         5.58
Total past due..............................................      34.88         8.13
  91 days and over past due, net of claims filed(2).........       7.56         5.58
Outstanding claims filed with HUD(3)(4).....................      17.39            0
Outstanding number of Title I insurance claims..............        207            0
Title I Loans serviced......................................    $23,005      $   442
Conventional Loans serviced (Equity + and Home Equity
  loans)....................................................      8,217       18,143
       Total servicing portfolio............................    $31,222      $18,586
Aggregate losses on liquidated loans (twelve and nine months
  ended, respectively)(5)...................................    $ 1,368      $     0

---------------
(1) Represents the dollar amount of delinquent loans as a percentage of the total dollar amount of loans serviced by the Company for the period ending August 31, 1998 and loans owned and subserviced by the Company for the period ending May 31, 1999.

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

(5) On Title I Loans, a loss is recognized upon receipt of payment of a claim or final rejection thereof. Claims paid in a period may relate to a claim filed in an earlier period. Since the Company commenced its Title I lending operations in March 1994, there has been no final rejection of a claim by the FHA. Aggregate losses on liquidated Title I Loans related to 1,522 Title I insurance claims made by the Company, as servicer, since commencing operations through May 31, 1999. Losses on Title I Loans liquidated will increase as the balance of the claims are processed by HUD. The Company has received an average payment from HUD equal to 90% of the outstanding principal balance of such Title I Loans, plus appropriate interest and costs.

(6) Servicing herein represents inventory.

RESULTS OF OPERATIONS

  Nine Months Ended May 31, 1999 Compared to Nine Months Ended May 31, 1998

     The Company substantially reduced its loan production after January 1, 1998 as compared to the first four months of fiscal 1998. In the last eight months of fiscal 1998 and the first months of fiscal 1999, the Company focused on (1) liquidating its loan portfolio for cash to reduce its indebtedness while it explored alternatives to raise new capital and (2) initiating new strategic initiatives to return the Company to profitability. As a result, the Company does not believe that its results for the nine months ended May 31, 1999 are comparable to the Company's results for the nine months ended May 31, 1998.

     Net Revenues. Net losses decreased $56.3 million to a loss of $197,000 during the nine months ended May 31, 1999 from losses of $56.5 million during the nine months ended May 31, 1998. The loss for the nine months ended May 31, 1998 was primarily the result of continued low loan production and difficulty in selling closed loans. The decrease in net losses for the nine months ending May 31, 1999 resulted from the reduction in the Company's business while the Company pursued its new strategic initiatives. Additionally, during the period in 1998, sales were generally for cash, and were for less than par value, thus contributing to losses in fiscal 1998. Loan originations during the nine months ending May 31, 1999 were $40.6 million, as compared to originations of $337.0 million during the nine months ended May 31, 1998. Sales of loans during the nine months ended May 31, 1999 were $40.4 million, while during the nine months ended May 31, 1998 they were $335.3 million.

     Gain (loss) on sale of loans decreased $16.4 million to $759,000 during the nine months ended May 31, 1999 from a loss of ($15.6) million during the nine months ended May 31, 1998. The decrease was primarily the result of a lower volume of loans sold in the nine months ended May 31, 1999 compared to the nine months ended May 31, 1998.

     Net unrealized (loss) on mortgage related securities decreased to a loss of $532,000 during the nine months ended May 31, 1999 from a loss of ($44.1) million during the nine months ended May 31, 1998, a change of $43.6 million. During the nine months ended May 31, 1998, the Company recorded a $38.7 million downward valuation adjustment relating to the Company's mortgage backed securities. No valuation adjustments were recorded in the nine months ended May 31, 1999.

     Loan servicing income, net, decreased $870,000 to $230,000 during the nine months ended May 31, 1999 from $1.1 million during the nine months ended May 31, 1998. This decline was the result of the elimination of most of the servicing revenue previously earned by the Company due to the sale of its servicing rights to City Mortgage Services.

     Interest income on loans held for sale and mortgage related securities, net of interest expense, decreased $2.7 million to an expense of $654,000 during the nine months ended May 31, 1999 from income of $2.0 million during the nine months ended May 31, 1998. The decline was primarily the result of a decrease in average balance of loans held for sale during the nine months ended May 31, 1999 to $22.0 million compared to the average during the nine months ended May 31, 1998 of $48.2 million.

     Net Provision (Benefit) for Credit Losses. The net provision (benefit) for credit losses was ($276,000) for the nine months ended May 31, 1999, a reduction of $2.7 million from the $2.4 million recorded for the nine months ended May 31, 1998. The decrease was the result of an adjustment to the allowance for credit losses on loans sold with recourse. The Company's liability is related to the valuation of the excess spread recorded as part of the mortgage related securities. A reduction in value of $598,000 due to amortization was recorded on the excess spread as of May 31, 1999; as a result, a reduction in the valuation allowance in the same amount was recorded. At the same time, an increase of $322,000 was recorded on the allowance for credit losses for loans held for sale, as a result of increasing inventory. No allowance for credit losses on loans sold with recourse was established on loans sold through securitizations. The Company has no recourse obligation under those securitization agreements for credit losses and estimated credit losses on loans sold through securitizations considered in the Company's valuation of its residual interest securities. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on Title I loans produced and sold.

     Total General and Administrative Expenses. General and administrative expenses decreased $13.7 million to $12.9 million for the nine months ended May 31, 1999 from $26.6 million for the nine months ended May 31, 1998. This decline can be attributed to reductions in business activity, along with the cost reductions implemented by management since its recapitalization in June 1998.

     Payroll and benefits expense decreased $9.5 million to $5.4 million for the nine months ended May 31, 1999 from $14.9 million for the nine months ended May 31, 1998. This reduction can be attributed to staff reductions which have occurred over the past year.

     Supplies and postage expense declined $689,000 to $254,000 during the nine months ending May 31, 1999 from $943,000 during the nine months ended May 31, 1998. This decrease can be attributed to the reduction in business between the two periods and to steps taken to control costs.

     Professional services expense decreased $1.3 to $2.3 million during the nine months ended May 31, 1999 from $3.6 million during the nine months ended May 31, 1998. This decline is attributed to the elimination of the management overhead fees formerly paid to Preferred Equities Corporation, reduced expenditures for inspection fees due to the reduction of loan originations and reduced employee recruiting costs offset, in part, by an increased legal and audit fees and reduced employee recruiting costs.

     Sub-servicing fees paid decreased $1.6 million to $210,000 during the nine months ended May 31, 1999 from $1.8 million during the nine months ended May 31, 1998. This is the result of the reduction in size of the servicing portfolio over the past fiscal year due to the sale of servicing to City Mortgage Services and a decline in loan volume.

     During the nine months ending May 31, 1999, travel and entertainment expenses decreased $539,000, from $967,000 during the nine months ending May 31, 1998, to $428,000 during the nine months ended May 31, 1999. This reduction can be attributed to reductions in business and to cost control measures implemented over the past year.

     As a result of the foregoing, the Company incurred a net loss before taxes and extraordinary items of $13.7 million during the nine months ended May 31, 1999, compared with a net loss before taxes of $86.7 million for the nine month period ending May 31, 1999.

     Extraordinary item-purchase of Subordinated Notes. In February 1999, the Company purchased $11.0 million of the Company's 12 1/2% Subordinated notes, due 2001, which resulted in a gain, net of tax, of $4.8 million.

  Three Months Ended May 31, 1999 compared with May 31, 1998.

     Net Revenues. Net losses decreased $45.9 million to a loss of $29,000 during the three months ended May 31, 1999 from losses of $46.0 million during the three months ended May 31, 1998. The loss for the three months ended May 31, 1998 was primarily the result of a negative valuation adjustment on the carrying value of the Company's mortgage related securities of $23.2 million. Additionally, the Company had losses of approximately $22.8 million related to sales of loans at a loss. No such valuation adjustments were recorded in the three months ended May 31, 1999.

     Gain on sale of loans increased to $366,000 during the three months ended May 31, 1999 from a loss of $17.4 million during the three months ended May 31, 1998. The net improvement of $17.8 million was primarily the result of loans sold at a profit in the three months ended May 31, 1999 of $13.4 million compared to $54.1 million sold at a loss in the three months ended May 31, 1998.

     Net unrealized loss on mortgage related securities was $363,000 during the three months ended May 31, 1999 compared to a loss of $27.4 million during the three months ended May 31, 1998, a difference of $27.0 million.

     Loan servicing loss, net, decreased $1.3 million to $102,000 during the three months ended May 31, 1999 from $1.4 million during the three months ended May 31, 1998. The reduction was primarily the result of the decline in the Company's servicing portfolio to $18.6 million at May 31, 1999 from $546.4 million at May 31, 1998. This decline was due to the sale of the Company's current and future servicing rights to City Mortgage Services, Inc. during the recapitalization of the Company in fiscal 1998.

     Interest income on loans held for sale and mortgage related securities, net of interest expense, decreased $62,000 to $70,000 during the three months ended May 31, 1999 from $132,000 during the three months ended May 31, 1998. The decrease was primarily the result of the decrease in the average size of the portfolio of loans held for sale during the three months ended May 31, 1999 to $17.7 million from the average of $30.2 million for the three months ended May 31, 1998.

     Provision (Benefit) for Credit Losses. The net provision (benefit) for credit losses decreased to a provision of $20,000 for the three months ended May 31, 1999, a reduction of $88,000 from the $108,000 provision recorded for the three months ended May 31, 1998. The decrease was the result of adjustments made to the valuation of the excess spread asset carried under the Company's mortgage related securities. Additionally, the allowance for credit losses on loans held for sale was increased by $179,000 due to increasing inventory. No allowance for credit losses on loans sold with recourse is established on loans sold through securitizations.

     Total General and Administrative Expenses. General and administrative expenses decreased $3.5 million to $4.1 million for the three months ended May 31, 1999 from $7.6 million for the three months ended May 31, 1998. This decline can be attributed to reductions in business activity, along with the cost reductions implemented by management since the recapitalization.

     Payroll and benefits expense declined $2.4 million to $1.8 million for the three months ended May 31, 1999 from $4.2 million for the three months ended May 31, 1998. This reduction can be attributed to the result of the decline in business volume.

     Supplies and postage expense declined $148,000 to $117,000 during the three months ending May 31, 1999 from $265,000 during the three months ended May 31, 1998. This decline can be attributed to the reduction in business between the two periods, and to steps taken by management to control costs.

     Professional services expense decreased $573,000 to $528,000 during the three months ended May 31, 1999 from $1.1 million during the three months ended May 31, 1998. This decline is attributed to reduced expenditures for inspection fees due to the reduction of loan originations, reduced consultant fees, reduced employee recruiting costs, and a decrease in management overhead fees slightly offset, in part, by an increase in legal fees and increased audit fees.

     Sub-servicing fees paid declined $413,000 to $111,000 during the three months ended May 31, 1999 from $524,000 during the three months ended May 31, 1998. This resulted from the reduction on size of the servicing portfolio compare to prior fiscal year.

     During the three months ending May 31, 1999, travel and entertainment decreased $20,000 to $192,000 during the three months ending May 31, 1999, from $212,000 during the same period of fiscal 1998. This reduction can be attributed to reductions in business, and to cost control measures implemented over the past year.

     As a result of the foregoing, the Company incurred a net loss before taxes and extraordinary items of $4.4 million, compared with a net loss before taxes and extraordinary items of $54.2 million during the three months ended May 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $9.2 million at May 31, 1999 compared to $36.4 million at August 31, 1998. The Company's principal cash requirements arise from loan production and payments of operating and interest expenses.

     The Company currently has three significant sources of financing and liquidity: (1) the balance of the cash proceeds from the sale of preferred stock and common stock in the recapitalization which totaled approximately $9 million at May 31, 1999; (2) a warehouse line of $25.0 million with Sovereign Bancorp (the "Sovereign Warehouse Line"); and (3) sales of loans in the institutional whole loan market. The Sovereign warehouse line dropped to $25.0 million from $50.0 million as of March 31, 1999.

     The Company's liquidity and capital resources are impacted by certain material covenant restrictions existing in the Indenture governing the Company's outstanding 12 1/2% senior subordinated notes due 2001. These covenants include limitations on the Company's ability to incur certain types of additional indebtedness, grant liens on its assets and to enter into extraordinary corporate transactions. The Company may not incur certain additional indebtedness if, on the date of such incurrence and after giving effect thereto, the Consolidated Leverage Ratio (as defined therein) would exceed 1.5:1, subject to certain exceptions. At May 31, 1999, the Consolidated Leverage Ratio was 1.48:1

     The Sovereign Warehouse Line originally terminated on December 29, 1998 and was renewable, at Sovereign's option, in six-month intervals for up to five years. During December 1998, the Sovereign Warehouse Line was renewed at $50.0 million and was reduced to $25.0 million on March 31, 1999 through August, 1999. The Sovereign Warehouse Line may be increased with certain consents and contains pricing/fees which vary by product and the dollar amount outstanding. The Sovereign Warehouse Line is to be secured by specific loans held for sale and includes certain material covenants including maintaining books and records, providing financial statements and reports, maintaining its properties, maintaining adequate insurance and fidelity bond coverage and providing timely notice of material proceedings. As of May 31, 1999, the Company had approximately $18.1 million outstanding under the Sovereign Warehouse Line.

     In April 1997, the Company entered into a pledge and security agreement with another financial institution for an $11.0 million revolving credit facility. The amount that can be borrowed under the agreement was increased to $15.0 million in June 1997 and $25.0 million in July 1997. This facility is secured by a pledge of certain of the Company's interest only and residual class certificates relating to securitizations carried as mortgage related securities on the Company's Statements of Financial Condition, payable to the Company pursuant to its securitization agreements. A portion of the borrowings under the credit line agreement accrues interest at one-month LIBOR + 3.5% (9.1% at August 31, 1998 and 8.4% at May 31, 1999). The remaining borrowings under the credit line accrues interest at one-month LIBOR + 2.0% (7.6% at August 31, 1998 and 6.9% at May 31, 1999), expiring one year from the initial advance. As of May 31, 1999, approximately $3.3 million was outstanding under the agreement. The agreement, which was originally scheduled to mature in December 1998, was extended until December 1999. Certain material covenant restrictions exist in the credit agreement governing the April 1997 revolving line of credit. These covenants include limitations to incur additional indebtedness, provide adequate collateral and achieve certain financial tests. These tests include achieving a minimum net worth (as defined therein) and that the debt-to-net worth ratio (as defined therein) shall not exceed 2.5:1. As of August 31, 1998, the Company's net worth was $15.9 million below the minimum required and the debt-to-net worth ratio was 2.93:1. On December 2, 1998, the Company obtained an amendment to the agreement whereby the financial institution waived its right to declare an event of default of borrower due to the Company's failure to comply with the minimum required net worth and the debt to net worth ratio as of August 31, 1998. Additionally, the minimum net worth test was amended such that the Company is required to maintain a net worth equal to or greater than 75% of the Company's net worth as of the end of the preceding fiscal quarter. Additionally, the Company agreed to pay down the outstanding borrowings from $10.0 million at August 31, 1998 to $6.0 million at December 31, 1998 and subsequently agreed to pay the remaining $6.0 million in equal monthly payments during calendar 1999. As of May 31, 1999, the Company's net worth was $3.6 million above the minimum required and the debt-to-net worth ratio was 1.91:1.

     In October 1997, the Company entered into a credit agreement with another financial institution for an $8.8 million revolving line of credit. This institution initially funded $5.0 million of this credit facility. The facility is secured by a pledge of certain of the Company's mortgage related securities. The loan balance under this agreement bears interest at the prime rate plus 2.5%. In May 1998, this loan converted into a term loan with monthly amortization derived from the cash flow generated from the respective mortgage related certificates. This term loan bears interest at the prime rate plus 2.5%. This facility matures in October, 2002. As of May 31, 1999, approximately $3.8 million was outstanding under the agreement. The credit agreement governing the October, 1997 revolving line of credit includes certain material covenants. These covenants include restrictions relating to extraordinary corporate transactions, maintenance of adequate insurance and complying with certain financial tests. These tests include complying with a minimal consolidated adjusted tangible net worth (as defined therein) and that the consolidated adjusted leverage ratio (as defined therein) shall not exceed 3:1. As of August 31, 1998, the Company's consolidated adjusted tangible net worth was $54.1 million below the minimum required and the consolidated adjusted leverage ratio was 0.53:1. On December 9, 1998, the parties agreed to temporarily amend the borrowing base definition for the period from September 30, 1998 through April 30, 1999 by increasing the borrowing base from 50% to 55%. On May 1, 1999, the borrowing base returned to 50%. The minimum consolidated tangible net worth covenant was also adjusted, commencing retroactively, as of September 30, 1998 and the Company agreed to paydown the line by approximately $405,000 (the amount exceeding the applicable maximum amount of tranche credit) and pay an accommodation fee of $10,000. As of May 31, 1999, the Company's consolidated adjusted tangible net worth was $32.7 million above the minimum required and the consolidated adjusted leverage ratio was .60:1.

     While the Company believes that it will be able to maintain its existing credit facilities and obtain replacement financing as its credit arrangements mature and obtain additional financing, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all. The lack of adequate capital may result in the curtailment of loan originations and thereby impair the Company's revenue and income stream. At May 31, 1999, no commitments existed for material capital expenditures.

     Net cash used in the Company's operating activities for the nine months ended May 31, 1998 and 1999 was $26.9 million and $24.1 million, respectively. During the nine months ended May 31, 1998 and 1999, cash provided (used) by financing activities amounted to $34.0 million and ($1.7) million, respectively.

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

     As of May 31, 1999, the Company had completed the first, second and third phases of the Year 2000 plan for its own business critical information technology assets including its accounting systems, loan origination systems, word and data processing systems, customer telephone service center, and business machines. The Company is relying upon the representations of third party vendors as to the Year 2000 readiness of certain of its software, its business machines, such as copiers and facsimile machines, and of facilities, such as physical office locations. The Company does not have plans for testing embedded computer chips contained in devices, or in special codes in software that make use of the date field incidental to their operation.

     It is the Company's plan to have all five phases of the Company's Year 2000 to be completed by August 31, 1999. Based on information currently available, the Company's costs to remedy its own critical information technology assets are estimated to be approximately $125,000. These costs will cover hardware and software upgrades, systems consulting and computer maintenance. The Company plans to charge these costs to expense as incurred, and the Company believes such costs will not have a material effect on its liquidity or financial condition. As of May 31, 1999, the Company had spent approximately $99,000 to purchase or upgrade portions of its own hardware/software. As part of its Year 2000 plan, the Company has accelerated the schedule of implementation of certain of the Company's previously planned information technology projects. Therefore, the Company does not expect to defer any specific information technology project as a result of the implementation of its Year 2000 plan.

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

     At August 31, 1998, the Company had begun to make inquiry of substantially all of its strategic partners, vendors and third party entities with which it has material relationships, and had begun to compile data related to their Year 2000 plans. The Company's reliance upon certain third parties, vendors and strategic partners for loan servicing, investor reporting, document custody and other functions, means that their failure to adequately address the Year 2000 issue could have a material adverse impact on the Company's operations and financial results. The Company has received assurances from its two major strategic partners, City Mortgage Services and Sovereign Bank, NA, that they have implemented plans to address the Year 2000 issue. The Company has not evaluated these plans or assurances for their accuracy and adequacy, or developed contingency plans in the event of their failure. As of May 31, 1999, the Company had received responses from all of the strategic partners and vendors. Because the Company has not yet received a significant number of responses from its other vendors or other third parties, potential risks related to their failure to address Year 2000 issues are not known at this time.

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

        - Credit risk is the possibility of loss from a customer's failure to perform according to the terms of the transaction.

     Compensation for assuming these risks is reflected in interest income and fee income.

     Although the Company is exposed to credit loss in the event of non-performance by the borrowers, this exposure is managed through credit approvals, review and monitoring procedures into the extent possible restricting the period during which unpaid balances are allowed to accumulate.

     As of May 31, 1999 the net fair value of all financial instruments held by the Company with exposure to interest rate risk was approximately $35.9 million. The potential decrease in fair value resulting from a hypothetical 5% increase in interest rates would be approximately $26.1 million.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 8, 1998, the Office of the Consumer Credit Commissioner of the State of Texas issued a denial of the Company's application for licensing as a secondary mortgage lender. On October 20, 1998, the Company filed an appeal of the Commissioner's decision. As a result of settlement terms reached with the Commissioner on May 13, 1999, the Company's secondary mortgage license application remains valid and pending.

     On February 23, 1998, an action was filed in the United States District Court for the Northern District of Georgia by Robert J. Feeney, as a purported class action against the Company and Jeffrey S. Moore, the Company's former President and Chief Executive Officer. The complaint alleges, among other things, that the defendants violated the federal securities laws in connection with the preparation and issuance of certain of the Company's financial statements. The named plaintiff seeks to represent a class consisting of purchasers of the Common Stock between April 11, 1997 and December 18, 1997, and seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the court may deem proper. On June 30, 1998, the plaintiff amended the complaint to add additional plaintiffs, to add as a defendant Mego Financial, the Company's former parent, and to extend the class period through and including May 20, 1998. On September 18, 1998, the Company, Jeffrey S. Moore and Mego Financial filed motions to dismiss the complaint. On April 8, 1999, the court granted each of these motions. In the court's order dismissing the complaint, the plaintiffs were permitted, upon proper motions, to serve and file a second amended and redrafted complaint within 30 days. On May 10, 1999, the Plaintiffs moved for leave to file and serve the second amended and redrafted complaint contemplated in the earlier order. The Company believes it has meritorious defenses to this lawsuit and that resolution of this matter will not result in a material adverse effect on the business or financial condition of the Company.

     In the ordinary course of its business, the Company is, from time to time, named in lawsuits. The Company believes that resolution of these matters will not have a material adverse effect on the business or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the quarter ended May 31, 1999.

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

Date: July 14, 1999