Form 10-K
period 1999-08-31
ALTIVA FINANCIAL CORP
filed 1999-12-15
CIK 1023334

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED AUGUST 31, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-21689
                          ALTIVA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                       88-0286042
       (State or other jurisdiction of                          (IRS Employer
        incorporation or organization)                       identification no.)

  1000 PARKWOOD CIRCLE, SUITE 600, ATLANTA,                         30339
                   GEORGIA                                        (Zip code)
   (Address of principal executive offices)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [ ] NO [X]

     As of December 13, 1999, 3,995,347 shares of the registrant's Common Stock were outstanding. The aggregate market value of Common Stock held by non-affiliates of the registrant as of December 13, 1999 was approximately $3,546,747 based on a closing price of $2.19 for the Common Stock as reported on the NASDAQ SmallCap market on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          ALTIVA FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                                   PAGE
ITEM NO.                                                           NO.
--------                                                           ----
PART I
 1.  Business....................................................     1
 2.  Properties..................................................    15
 3.  Legal Proceedings...........................................    15
 4.  Submission of Matters to a Vote of Security Holders.........    16

PART II
 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters.......................................    17
 6.  Selected Financial Data.....................................    18
 7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations.................................    21
 8.  Financial Statements and Supplementary Data.................    47
 9.  Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure..................................    47

PART III
10.  Directors and Executive Officers of the Registrant..........    48
11.  Executive Compensation......................................    50
12.  Security Ownership of Certain Beneficial Owners and
       Management................................................    54
13.  Certain Relationships and Related Transactions..............    56

PART IV
14.  Exhibits, Financial Statements, Schedules and Reports on
       Form 8-K..................................................    59

                                     PART I

ITEM 1.  BUSINESS

     This Annual Report on Form 10-K and other statements issued or made from time to time by Altiva Financial Corporation or its representatives contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Such statements include statements regarding our intent, belief or current expectations as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such Forward-Looking Statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such Forward-Looking Statements. Important factors currently known to management that could cause actual results to differ materially from those in Forward-Looking Statements are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements" below. We undertake no obligation to update or revise Forward-Looking Statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Unless otherwise indicated, all information in this report gives effect to a 1,600-for-1 stock split that occurred in October 1996 and a 1-for-10 reverse stock split that occurred in March 1999.

GENERAL

     Altiva Financial Corporation (formerly, Mego Mortgage Corporation) (the "Company") is a specialized consumer finance company that funds, purchases, makes and sells consumer loans secured by deeds of trust on single-family residences. Historically, the Company retained the right to service a substantial portion of the loans it has sold. The Company's borrowers generally do not qualify for traditional "A" credit mortgage loans. Typically, their credit histories, income or other factors do not conform to the lending criteria of government-chartered agencies (including GNMA, FNMA, FHLMC) that traditional lenders rely on in evaluating whether to make loans to potential borrowers. The Company has one wholly-owned operating subsidiary, The Money Centre, Inc.

     The Company makes sub-prime residential mortgage loans for the purpose of debt consolidation or creating liquidity from the borrower's home equity. The type of loan products offered by the Company are determined by their profitability and the liquidity of the after-market for loan sales. As such, the Company's current product mix is comprised primarily of first and to a lesser extent second mortgage products which have combined loan-to-value of up to 100%. The Company exited the home improvement and Equity + loan markets (described below) because they failed to meet targeted returns and after-market liquidity.

     The Company's current loan products are first mortgage loans and home equity loans ("Home Equity loans") typically secured by first liens, and in some cases by second liens, on the borrower's residence. In making Home Equity loans, the Company relies primarily on the appraised values of the borrowers' residences. The Company determines the loan amount based on the appraised values and the creditworthiness of the borrowers. These loans generally are used to purchase residences and refinance existing mortgages.

     In prior years, the Company also made high loan-to-value loans ("Equity + loans") based on the borrowers' credit. These loans typically were secured by second liens on the borrowers' primary residences. The initial amount of an Equity + loan, when added to other outstanding senior or secured debt on the residences, resulted in a combined loan-to-value ratio that averaged 112% during fiscal 1997 and 1998. The loan-to-value ratios on these loans might have been as high as 125%. These loans generally were used to consolidate debt and make home improvements.

     The Company's loans are produced by its wholesale and retail divisions. The wholesale division underwrites and funds loans originated by a network of pre-approved mortgage brokers which numbered approximately 460 as of August 31, 1999. These brokers submit loan packages to the Company, which in turn funds loans made to approved borrowers. The loans are made directly by the Company to the borrower. Historically, the Company produced substantially all of its loans by purchasing previously closed loans from approved mortgage bankers and other financial intermediaries and purchasing closed loans insured under the

Title I credit insurance program of the Federal Housing Administration ("Title I" loans") from its network of home improvement contractors. All loans funded or purchased by the Company are underwritten and graded by the Company's personnel. The Company's current operating strategy is to sell all of the loans it produces for cash to institutional purchasers. The Company currently does not intend to produce a material amount of Title I loans in the future. The Company's retail division make loans directly to consumers and charges loan fees to the borrowers that are intended to offset the total cost of making the loan.

     Since the Company began operations in March 1994, it has substantially changed its business strategy. The timeline below summarizes the changes to its business.

TIME PERIOD                  ACTION

From March 1994 through
  May 1996 The Company purchased home improvement contracts Title I loans from mortgage bankers and home improvement contractors. The Company began purchasing Equity + loans from mortgage bankers.

March 1996 through
  August 1997                The Company sold substantially all of the loans it
                             purchased in securitization transactions. These securitization transactions resulted in substantial negative cash flow, because the cash proceeds from the sale of the loans were substantially less than the total cost of producing the loans sold.

September 1997               The Company established a retail division that
                             began making Equity + loans directly to consumers.

December 1997                The Company began making Home Equity loans, through
                             its retail division, directly to consumers.

January through June 1998    The Company substantially reduced its loan
                             production (fundings and purchases) because its warehouse lender stopped making advances on the Company's warehouse line of credit after the Company violated certain borrowing agreements with its warehouse lender. The Company had used these warehouse loan advances to fund new loan production. The Company funded and purchased $68.8 million of loans from January 1998 through June
                             1998 as compared to $312.0 million of loans in January 1997 through June 1997.

                             The Company implemented cost savings primarily through a 32% reduction in personnel initiated in January 1998. The Company closed its dealer division, which traditionally had purchased Title I and Equity + loans from its network of home improvement contractors.

                             The Company substantially increased the sale of its loan portfolio to generate cash to repay outstanding indebtedness under its warehouse line, to pay general and administrative expenses for personnel retention and to maintain its systems while it explored alternatives for raising new capital.

July 1, 1998                 The Company completed a recapitalization described
                             on page 5, (the "Recapitalization") which raised approximately $84.5 million in additional equity.
                             By using the $50.0 million in cash proceeds from the recapitalization, the Company began to increase the funding and purchase of mortgage loans.

September 1998               A liquidity shortage and a focus by the buyers of
                             asset backed bonds on U.S. treasury securities impacted the specialty finance industry.

October 1998                 The Company formulated its recent strategic
                             initiatives (described on page 5 of this report), which are designed to return the Company to a positive cash flow position and to profitability.

January 1999                 The Company purchased substantially all of the
                             assets of a retail production platform in Las
                             Vegas, Nevada for approximately $3.3 million in cash.

July 1999                    The Company purchased 100% of the outstanding stock
                             of The Money Centre, Inc., a retail lending platform located in Charlotte, North Carolina. A portion of the purchase price was financed by the issuance of $7,000,000 principal amount 12% Secured
                             Convertible Notes (the "Convertible Notes") to
                             Value Partners, Ltd.

THE RECAPITALIZATION

  General

     Deficits in cash flow combined with a $11.7 million loss recognized by the Company for the three months ended November 30, 1997 and a $32.5 million loss recognized by the Company for the six months ended February 28, 1998 resulted in the Company's violation of certain covenants contained in agreements with its warehouse lender and some of its other lenders. From January 1998, when the company violated these covenants with its lenders, until the completion of the recapitalization on July 1, 1998, the Company's principal activities consisted of liquidating its portfolio of loans to reduce the Company's borrowings, maintaining the systems and personnel necessary to enable the Company to resume operations and exploring alternatives to raise new capital.

  Private Placements

     In an effort to resume operations, the Company explored a number of alternatives to raise new capital. These activities resulted in the Company's recapitalization, completed on July 1, 1998, which provided the Company with approximately $84.5 million of new equity. Two strategic partners, City National Bank and Sovereign Bancorp, Inc. ("Sovereign"), each purchased 10,000 shares of the Company's newly designated Series A Convertible Preferred Stock ("Preferred Stock") at a price of $1,000 per share. In addition, City National Bank and Sovereign granted an option, which expires on December 15, 2000, to acquire 666,667 shares of common stock at $15.00 per share. Each of City National Bank and Sovereign Bancorp were granted a right of first refusal to purchase the Company in the event the Company's Board of Directors determines to sell the Company. In addition, one other private investor purchased an aggregate of 5,000 shares of Preferred Stock at a purchase price of $1,000 per share and several other investors purchased an aggregate of 1.67 million shares of Common Stock at a purchase price of $15.00 per share. An additional 160,000 shares of Common Stock were issued to Friedman, Billings, Ramsey & Co., Inc. ("FBR") as the placement agent's fees for the recapitalization. In addition, the Company paid FBR an advisory fee of $416,667 in connection with the recapitalization and reimbursed FBR for out-of-pocket expenses of approximately $250,000. These sales were made pursuant to private placements.

     The net cash proceeds from the recapitalization were approximately $50.0 million. Approximately $5.1 million was used to pay interest on the Company's outstanding subordinated notes, $2.4 million was used to retire an outstanding warehouse line, $1.6 million was used for the payment of loan and management fees and other miscellaneous charges due Mego Financial Corp., the Company's former parent ("Mego Financial"), and approximately $428,000 was used for the payment of a portion of the costs of the recapitalization. The balance was used to originate new loans, for general and administrative expenses and other corporate purposes.

  Exchange Offer

     As part of the Recapitalization, the Company completed an exchange offer (the "Exchange Offer") of 12 1/2% subordinated notes due 2001 (the "New Notes") and Preferred Stock for any and all of the outstanding $80.0 million principal amount of the Company's 12 1/2% Subordinated Notes due 2001 (the "Old Notes"). Pursuant to the Exchange Offer, the Company issued approximately 37,500 shares of Preferred Stock at a price of $1,000 per share and $41.5 million principal amount of New Notes in exchange for approximately

$79.0 million principal amount of the Old Notes. The Company completed the purchase of all of the remaining Old Notes on October 1, 1998.

STRATEGIC INITIATIVES

     The Company's strategic initiatives have been substantially impacted by recent events in the capital markets and their effect on the specialty finance industry. There has been a significant reduction in the number of institutions willing to provide warehouse facilities to mortgage lenders producing home equity and high loan-to-value loans. Additionally, there has been a reduction in the number of buyers of senior interests issued in securitization transactions backed by home equity and high loan-to-value loans, and a concurrent increase in the yield (and a reduction in the price) demanded by such buyers on the senior interests they purchase. Finally, the number of institutional investors acquiring loans similar to the loans the Company produces has declined, along with the premiums, if any, these investors are willing to pay for these loans. These events have substantially reduced the liquidity available to companies in the specialty finance industry to make new loans. With these events in mind the Company redefined its strategic initiatives in October 1998.

     The Company's Primary Focus Is To Produce Home Equity Loans. The Company has reduced its reliance on Equity + loans with high loan-to-value ratios and significantly increased the percentage and amount of our business devoted to the production of Home Equity loans by expanding its network of brokers and acquiring other entities that produce Home Equity loans. The Company produces Home Equity loans solely for sale for cash, generally at premiums to their principal amounts, to institutional purchasers in the secondary market without recourse for credit losses or risk of prepayment.

     Dual Production Platforms Should Lower The Company's Total Loan Production Costs. While pursuing its mortgage broker wholesale loan programs, the Company has purchased the assets of a retail loan production facility in January 1999. Using this facility, the Company is pursuing loan production on a retail (direct-to-consumer) basis. The Company's wholly owned subsidiary, The Money Centre, Inc., acquired in July 1999, also produces approximately 20% of its loans through retail channels. Although a retail loan platform is relatively expensive, the Company expects it to produce loans at a lower cost than its wholesale platform. When the Company makes a loan directly to a consumer, it typically receives loan fees and avoids any premium due when the Company purchases a loan from its network of mortgage brokers. The Company expects its dual loan production platform strategy to lower its overall cost of producing mortgage loans and improve its cash flow.

     The Company Intends to Increase Production by Acquiring Other Mortgage Lending Companies. The Company intends to increase its loan production by acquiring companies that produce mortgage loans. The Company expects the current lack of liquidity available in the specialized consumer finance industry to create acquisition opportunities.

     Selling Loans for Cash will be the Company's Primary Method of Loan Disposition. The Company sells substantially all of the loans it produces for cash to institutional purchasers in the secondary market. The Company expects this method of loan sales to generate positive cash flow, because Home Equity loans can generally be sold for more than their principal amount. To this end, the Company has expanded the number of institutions with which it has loan purchase and sale relationships.

     The Company Intends to Continue to Implement Cost Saving Measures. The Company has reduced its workforce from a peak of 475 employees in January 1998 to 267 employees as of November 30, 1999. This reduction and other cost saving measures have significantly reduced the Company's monthly recurring general and administrative expenses.

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

     Home Improvement

     As the costs of home improvements escalate, homeowners are seeking financing as a means to improve their property and maintain and enhance its value. The National Association of Home Builders Economics Forecast in 1995 estimated that home improvement expenditures will exceed $200.0 billion by the year 2003. Lenders of home improvement financing typically rely more heavily on the borrowers' creditworthiness, and ability to pay their debts than on the value of the collateral. These loans are secured by a real estate mortgage lien on the improved property. The market for Equity + loans and Home Equity loans continues to grow, as many homeowners have limited access to traditional financing sources due to insufficient home equity, limited or impaired credit history or high ratios of debt service-to-income. The loan proceeds can be used for a variety of improvements such as large remodeling projects. Borrowers also have the opportunity to consolidate a portion of their outstanding debt in order to reduce their monthly debt service.

     Debt Consolidation

     An increasing number of financial institutions are originating loans to borrowers who use the proceeds to reduce outstanding consumer finance obligations. These loans may also be made in conjunction with a home improvement project where the borrower seeks to enhance the value of his residence and ultimately reduce his monthly debt service obligations. These consumer finance obligations are often in the form of unsecured credit card debt, which have high interest rates and relatively short-term maturities. Under this type of loan, the consumer uses the loan proceeds to consolidate multiple outstanding obligations into a single loan. In turn, the consumer receives the benefit of a lower interest rate and extended loan maturity date, often as high as 25 years, reducing the amount of monthly debt service payments, and in certain instances the interest paid may be tax deductible. These loan products are secured by a mortgage lien on the consumer's primary residence. These liens are typically in a junior position and when combined with first mortgage liens may exceed the market value of the subject residence. Debt consolidation loans are made to high creditworthy borrowers who have a credit history of honoring their financial obligations on a timely basis. Within the specialty finance industry it is typical for loans to qualified borrowers to be limited to the amount which, when added to the outstanding senior debt on the property, will not exceed 125% of the market value of the property.

COMPANY LOAN PRODUCTS

     The Company originates Home Equity loans and, in prior years, Equity + loans. Home Equity loans generally have a lower loan-to-value ratio than Equity + loans. When combined with other outstanding senior secured indebtedness on the residence, Equity + loans may result in a combined loan-to-value ratio of up to 125%. During fiscal 1998, the Company's Equity + loans had an average loan-to-value ratio of 112%. The Company lends to borrowers of varying degrees of creditworthiness. See "-- Loan Processing and Underwriting." The Company's primary loan products include the following:

HOME EQUITY LOANS                              EQUITY + LOANS (NONE PRODUCED IN FISCAL YEAR 1999)
-----------------                              --------------------------------------------------
- fixed and adjustable rate                    - fixed rate
- typically secured by first liens, and to a   - secured by a junior lien on the borrowers'
  lesser extent, second mortgage liens on the    principal residence
  borrowers' principal residence
- terms up to 360 months                       - terms from 60 to 300 months
- principal amounts up to $350,000             - principal amounts up to $50,000

  Home Equity Loans

     In furtherance of its strategy to expand its loan products, in December 1997 the Company commenced the production of Home Equity loans to borrowers with a credit grade ranging from "A" to "D". Loan amounts may range up to a maximum of $350,000 for "A" credit borrowers with maturities of up to 360 months. The Company expects the average loan amount to be less than $100,000. The average loan amount in this program for the fiscal year ended August 31, 1999 was $65,000. In making Home Equity loans, the Company places increased emphasis on the underlying collateral value of the residence which is fully supported by an independent appraisal. The Company intends to pool its Home Equity loans for eventual sale in the secondary market to institutional purchasers on a servicing-released basis, without recourse for credit losses or risk of prepayment, for cash premiums over the principal amount of the loan. The company believes that there are several advantages to producing Home Equity loans including:

     - the existence of a more liquid secondary market than for Equity + loans

     - the larger average principal amount of such loans which are typically two times greater than that of a Equity + loan

     - the lower total costs of producing Home Equity loans from mortgage brokers than the Company's Equity + loans

  Equity + Loans

     An Equity + loan is a non-insured debt consolidation or home improvement loan typically used to retire consumer debt and/or pay for a home improvement project. All of the Equity + loans produced by the Company are secured by a mortgage lien on the borrower's principal residence. The Company began producing Equity + loans through its wholesale division in May 1996. Debt consolidation loans account for a major portion of the Company's Equity + loan production. Currently, the Company is not making any Equity + loans.

     Historically, the Company focused its Equity + loan program on higher credit quality borrowers who may have limited equity in their residence after giving effect to other debt secured by the residence. Most of the Company's Equity + loans have loan-to-value ratios greater than 100% and, accordingly, the value of the residence securing the loan generally will not be sufficient to cover the principal amount of the loan in the event of default. The Company relied principally on the creditworthiness and income stability of the borrower and, to a lesser extent, on the underlying value of the borrower's residence for repayment of its Equity + loans.

LENDING OPERATIONS

  Mortgage Brokers

     The Company produces loans through its wholesale and retail divisions. The wholesale division represents the Company's largest source of loan production. Through its wholesale division, the Company funds loans originated through a nationwide network of licensed mortgage brokers. Mortgage brokers initiate the loan application and process necessary underwriting documentation. Mortgage brokers ordinarily do not fund loans with their own money, but work as agents on behalf of investors, including mortgage bankers, banks, savings and loans or investment bankers. The Company funds loans originated by mortgage brokers by lending the Company's funds to the borrower and closing the loan to the borrower in the Company's name.

     The Company funds loans originated by mortgage brokers on an individual loan basis, pursuant to which each loan is underwritten by the Company and is closed in the Company's name. The Company's network of mortgage brokers earn fees which are paid by the borrower at closing, and which are disclosed and agreed to by the borrower as required by law. The wholesale division conducts operations from Atlanta, Georgia and Charlotte, North Carolina. To build and maintain its networks of mortgage brokers, the wholesale division uses account executives responsible for developing and maintaining relationships with mortgage brokers. At August 31, 1999, the Company had a network of 460 active mortgage brokers.

     Mortgage brokers qualify to participate in the Company's programs only after a review by the Company's management of the mortgage brokers' reputations and expertise, including a review of references and financial statements. The Company's compliance department performs a periodic review of each mortgage broker, recommending suspension or continuance of a relationship with the mortgage broker based upon the results of the review. The Company does not believe that the loss of any particular mortgage broker would have a material adverse effect upon the Company.

     None of the Company's arrangements with its mortgage brokers is on an exclusive basis. Each relationship is documented by a written agreement, pursuant to which the Company agrees to fund or purchase loans that comply with the Company's underwriting guidelines. On each loan produced, the mortgage broker makes customary representations and warranties regarding, among other things, the credit history of the borrower, the status of the loan, and its lien priority, if applicable, and agrees to indemnify the Company for breaches of any representation or warranty. In the agreements, the mortgage broker makes customary representations and warranties regarding, among other things, their corporate status, as well as regulatory compliance, title to the property, enforceability, status of payments and advances on the loans to be originated. The mortgage brokers agree, among other things, not to disclose confidential information of the Company, to provide supplementary financial and licensing information, maintain government approvals, and to refrain from soliciting the Company's borrowers. Each agreement also contains provisions requiring that the mortgage broker indemnify the Company against material misrepresentations or non-performance of its obligations.

  Retail Loans

     The Company began making direct-to-consumer Equity + loans in September 1997 and Home Equity loans in December 1997. As previously discussed, the Company curtailed its retail loan production in January, 1998 due to liquidity problems. With the purchases of the retail production platforms in Las Vegas in January 1999 and the purchase of The Money Centre in July 1999, the Company is now actively pursuing its retail loan production channels. The Company's marketing strategies are typical of those used in retail production including, telemarketing, direct mail, television and radio advertising, third-party loan programs and consumer trade shows. Telemarketing services, both inbound and outbound, are outsourced to keep the cost of originations to a minimum. A Company website is currently under construction and may be used to provide consumer loan applications and information to the public about the Company's products and services.

     By making direct-to-consumer loans, the Company avoids the payment of premiums that it pays when it purchases closed loans from its network of mortgage brokers. The loan fees charged by the Company to consumers on the direct loans are expected to cover the Company's total cost of the underwriting and making the loan and place the Company on a positive cash flow basis with respect to the production of direct-to-consumer loans.

     The following table provides information about the Company's loan applications processed and loans produced during the periods indicated. As a result of recent changes to the Company's business strategy, we do not believe that this information is indicative of future loan applications and loans produced.

                                                         FISCAL YEAR ENDED AUGUST 31,
                                            ------------------------------------------------------
                                                  1997               1998               1999
                                            ----------------   ----------------   ----------------
                                                        (DOLLAR AMOUNTS IN THOUSANDS)
Principal balance of loans produced:
  Wholesale (includes Bankers/Brokers):
     Title I loans........................  $ 50,815     9.7%  $  7,081     2.1%  $     --     0.0%
     Equity + loans.......................   409,603    77.7    289,354    85.4        236     0.2
     Home Equity loans....................        --     0.0         --     0.0     97,070    81.5
                                            --------   -----   --------   -----   --------   -----
          Total Wholesale.................   460,418    87.4%   296,435    87.5     97,306    81.7
                                            --------   -----   --------   -----   --------   -----

                                                         FISCAL YEAR ENDED AUGUST 31,
                                            ------------------------------------------------------
                                                  1997               1998               1999
                                            ----------------   ----------------   ----------------
                                                        (DOLLAR AMOUNTS IN THOUSANDS)
Dealers(1):
     Title I loans........................  $ 47,270     9.0%  $ 11,619     3.4%  $     --     0.0%
     Equity + loans.......................    19,229     3.6     14,051     4.2         --     0.0
     Home Equity loans....................        --     0.0      8,940     2.6         --     0.0
                                            --------   -----   --------   -----   --------   -----
          Total Dealers...................    66,499    12.6%    34,610    10.2         --     0.0
                                            --------   -----   --------   -----   --------   -----
  Retail:
     Equity + loans.......................  $     --     0.0%  $  7,114     2.1%  $  1,986     1.7%
     Home Equity loans....................        --     0.0        783     0.2     19,820    16.6
                                            --------   -----   --------   -----   --------   -----
          Total Retail....................        --     0.0      7,897     2.3     21,806    18.3%
                                            --------   -----   --------   -----   --------   -----
          Total principal amount of loans
            produced......................  $526,917     100%  $338,942     100%  $119,112   100.0%
                                            ========   =====   ========   =====   ========   =====
Number of loans produced:
  Wholesale (includes Bankers/Brokers):
     Title I loans........................     2,445    12.0%       327     2.9%        --     0.0%
     Equity + loans.......................    12,831    62.7      8,848    78.6          7     0.4
     Home Equity loans....................        --     0.0         --     0.0      1,620    84.1
                                            --------   -----   --------   -----   --------   -----
          Total Wholesale.................    15,276    74.7%     9,175    81.5      1,627    84.5
                                            --------   -----   --------   -----   --------   -----
  Dealers(1):
     Title I loans........................     3,893    19.0%       975     8.7%        --     0.0%
     Equity + loans.......................     1,296     6.3        744     6.6         --     0.0
     Home Equity loans....................        --     0.0        145     1.2         --     0.0
                                            --------   -----   --------   -----   --------   -----
          Total Dealers...................     5,189    25.3%     1,864    16.5         --       0
                                            --------   -----   --------   -----   --------   -----
  Retail:
     Equity + loans.......................        --     0.0%       208     1.8%        52     2.7%
     Home Equity loans....................        --     0.0         17     0.2        247    12.8
                                            --------   -----   --------   -----   --------   -----
          Total Retail....................        --     0.0        225     2.0        299    15.5
                                            --------   -----   --------   -----   --------   -----
          Total number of loans
            produced......................    20,465   100.0%    11,264   100.0%     1,926   100.0%
                                            ========   =====   ========   =====   ========   =====
Loans serviced at end of fiscal year
  (including loans securitized, sold to
  investors with servicing retained and
  held for sale):
  Title I loans...........................  $255,446    40.7%  $ 23,005    73.7%  $     --     0.0%
  Conventional(2).........................   372,622    59.3      8,217    26.3         --     0.0
                                            --------   -----   --------   -----   --------   -----
          Total loans serviced at end of
            fiscal year...................  $628,068   100.0%  $ 31,222   100.0%  $     --     0.0%
                                            ========   =====   ========   =====   ========   =====

---------------

(1) The Company closed its dealer division, which purchased loans from home improvement contractors, in February 1998.
(2) Conventional loans include Equity + and Home Equity loans.

LOAN PROCESSING AND UNDERWRITING

     The Company's loan application and approval process generally is conducted over the telephone with applications usually received from mortgage brokers and consumers at the Company's processing facilities located in Atlanta, Georgia; Las Vegas, Nevada and The Money Centre, Inc. in Charlotte, North Carolina.

Upon receipt of an application, the information is entered into the Company's system and processing begins. The information provided in loan applications is first verified by, among other things the following:

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

     The Company has developed its credit index profile ("CIP") as a statistical credit based tool to predict likely future performance of a borrower. A significant component of the CIP system is the credit evaluation score methodology developed by Fair, Issacs & Co. ("FICO"), a consulting firm specializing in creating default predictive models using a number of variable components. A FICO score is calculated by a system of scorecards. FICO uses actual credit data on millions of consumers, and applies complex mathematical methods to perform extensive research into credit patterns that attempt to forecast consumer credit performance. The principal components of the FICO predictive model include a consumer's credit payment history, outstanding debt, availability and pursuit of new credit, and types of credit in use. Through this scorecard process, FICO identifies distinctive credit patterns, which correspond to a likelihood that a consumer will make their future loan payments. The score is based on all the credit-related data in the credit report. The other major components of the CIP include debt-to-income analysis, employment stability, self-employment criteria, residence stability, and whether the applicants use the premises as their primary residence. By using both scoring models together, all applicants are considered on the basis of their ability to repay the loan obligation while allowing the Company to price the loan based on the extent of the evaluated risk.

     The Company's underwriters review the applicant's credit history, based on the information contained in the application as well as reports available from credit reporting bureaus, to determine the applicant's acceptability under the Company's underwriting guidelines. Based on the underwriter's approval authority level, certain exceptions to the guidelines may be made when there are compensating factors subject to approval from a more senior designated authority. The underwriter's decision is communicated to the broker or consumer depending on the source of the loan and, if approved, the proposed loan terms are fully explained. The Company attempts to respond to the loan source within 24 hours of receipt of a loan application.

     Loan commitments are generally issued for periods of up to 30 days. Prior to disbursement of funds, all loans are carefully reviewed by funding auditors to ensure that all documentation is complete, all contingencies specified in the approval have been met and the loan complies with Company and regulatory procedures.

  Home Equity Loans

     The Company produces Home Equity loans through a mortgage broker loan source network as well as through the Company's retail division. Home Equity loan mortgages produced under this program are limited to a first or second lien position. Loan amounts are determined by taking a specific amount of the collateral value of the property and adjusting the percentage based on the creditworthiness of the borrower. For example, if the Company's guidelines set a minimum loan-to-value ratio of 75% ($75,000 for a home with a collateral value of $100,000), a more creditworthy borrower may be able to borrow in excess of $75,000, and a less credit worthy borrower may only be able to borrow $65,000. Full appraisals generated by approved licensed appraisers are required on all loans within the Uniform Standards of Professional Appraisal Practice (the "Uniform Standards of Appraisal"). Any loan amount of $250,000 or more would require two independent appraisals. In connection with Home Equity loans, the Company seeks commitments from third party financial institutions to purchase the loans in accordance with their respective guidelines, without recourse for credit losses or risk of prepayment.

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

     The Company may require a full title insurance policy substantially in compliance with the requirements of the American Loan Title Association. The applicant also is required to secure hazard insurance and may be required to secure flood insurance if the mortgaged property has been identified by the Federal Emergence Management Agency as having special flood hazards.

  Equity + Loans

     In prior years when the Company was producing Equity + loans, the Company implemented policies for its Equity + loan program that were designed to minimize losses by adhering to high credit quality standards. Based on FICO score default predictors, borrowers were classified by the Company based on its belief of their credit risk and quality, from "A" credits to "D" credits. Quality is a function of both the borrowers' creditworthiness and the extent of the value of the collateral, which was typically a second lien on the borrowers' primary residence. "A+" credits generally have a FICO score greater than 700. An applicant with a FICO score of less than 640 would be rated a "C" credit. The Company did not approve an Equity + loan to a borrower with less than an "A" or "B" credit grade. All of the Equity + loans originated by the Company were secured by first or second mortgage liens on single-family, owner occupied properties.

     Terms of Equity + loans produced by the Company, as well as the maximum combined loan-to-value ratios and debt service to income coverage (calculated by dividing fixed monthly debt payments by gross monthly income), varied depending upon the Company's evaluation of the borrower's creditworthiness. In general, Equity + loans have higher interest rates than Home Equity loans, but are generally lower than rates changed on credit cards. Borrowers with lower creditworthiness generally pay higher interest rates and loan origination fees.

QUALITY CONTROL

     The Company employs various quality control personnel and procedures in order to ensure that loan product standards are adhered to and regulatory compliance is maintained.

     In accordance with Company policy, the quality control department reviews a statistical sample of loans produced each month. This review is generally completed within 60 days of funding and circulated to appropriate department heads and senior management. Finalized reports are maintained in the Company's files for a period of two years from completion. Typical review procedures include reverification of employment and income, re-appraisal of the subject property, obtaining separate credit reports and recalculation of debt-to-income ratios. The statistical sample is intended to cover 10% of all new loan products. Emphasis is also placed on those loan sources where higher levels of delinquency are experienced or payment defaults occur within the first six months of funding. On occasion, the quality control department may review all loans generated from a particular loan source in the event an initial review determines a higher than normal number of exceptions. The account selection of the quality control department is also designed to include a statistical sample of loans by each processor, closer and underwriter, and thereby provide management with information as to any material difference from Company policies and procedures in the loan production process.

     On a daily basis, a sample of recently approved loans is reviewed to insure compliance with underwriting guidelines. Particular attention may be focused on those underwriters who have developed a higher than normal level of exceptions.

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

     The Company's existing loan production system provides for the automation of the loan production as well as loan file indexing and routing. This system includes automated credit report inquiries and consumer credit scoring, along with on-screen underwriting and approval functions. The Company also uses a system which allows for electronic routing of loan application facsimiles. The Company recognizes that there have been significant advances made by a number of mortgage production software vendors in the last year and intends to review a number of the solutions provided by these vendors. It is the intention of the Company to upgrade its automation infrastructure by the purchase of a new software system.

LOAN SERVICING

     In connection with the Recapitalization, the Company and City Mortgage Services, a division of City National Bank, entered into agreements for City Mortgage Services to purchase the Company's existing loan servicing rights and service all of the Company's loans held for sale and loans sold on a servicing retained basis. The Company obtained an option, contingent upon the delivery to City Mortgage Services of servicing on $1.0 billion of loans under the Flow Servicing Agreement, to purchase an equity position of up to 20% in any new entity created should City National Bank determine to spin-off City Mortgage Services into a separate entity. This option has been terminated by an agreement between the Company and City National Bank. In the past,the Company's strategy had been to retain the bulk of the servicing rights associated with the loans it originated. When the Company sold its loan servicing portfolio to City Mortgage, the Company eliminated substantially all of its collections and claims staff.

     Among the Company's loan servicing activities sold to City Mortgage Services are processing and administering loan payments, reporting and remitting principal and interest to the loan purchasers who own interests in the loans and to the trustee and others with respect to securitizations, collecting delinquent loan payments, processing Title I insurance claims, conducting foreclosure proceedings and disposing of foreclosed properties and other administration duties. In addition, under the loan servicing agreements, the Company is entitled to receive a certain portion of the servicing fees collected by City Mortgage Services. The Company will retain responsibility for certain functions related to initial customer service and continued tax and insurance monitoring.

     The following table sets forth the Title I Loan and Home Equity and Equity + delinquency as of the dates indicated. The Company is not producing a significant amount of Title I Loans.

                                                                     AUGUST 31,
                                                              ------------------------
                                                               1997     1998     1999
                                                              ------   ------   ------
                                                               (DOLLARS IN THOUSANDS)
Home equity and Equity + delinquency data(1):
  31-60 days past due.......................................   0.40%    7.14%    7.23%
  61-90 days past due.......................................   0.20     1.52     2.24
  91 days and over past due.................................   0.34    24.83    13.50
Total past due..............................................   0.94    33.49    22.97
Title I loan delinquency data(1):
  31-60 days past due.......................................   3.19     7.88       --
  61-90 days past due.......................................   1.68     2.39       --
  91 days and over past due.................................   7.06    25.00     4.36
Total past due..............................................  11.93    35.27     4.36

---------------

(1) Represents the dollar amount of delinquent loans as a percentage of the total dollar amount of each respective type of loan serviced by the Company (including loans owned by the Company but excluding loans repurchased and loans contained in securitization 1998-1) as of period end.

SALE OF LOANS

     Sales of loans in securitization transactions had historically been the main source of the Company's revenues and income. In a securitization transaction, a specific group of the Company's mortgage loans having similar characteristics, loan type (Equity + or Title I) and loan amounts are pooled for sale. As part of its new business strategy, the Company is no longer pursuing securitization transactions but is instead focusing on the sale of whole loans. The following table sets forth the principal balance of loans sold or securitized and related gain (loss) on sale data for the twelve months ended August 31, 1998 and 1999.

                                                                     COMPONENTS OF GAIN (LOSS)
                                                                        ON THE SALE OF LOANS
                                                              ----------------------------------------
                                                              FISCAL 1997   FISCAL 1998    FISCAL 1999
                                                              -----------   -----------    -----------
                                                                       (THOUSANDS OF DOLLARS)
Gain (loss) on the sale of loans in securitization
transactions................................................   $ 62,014      $ (6,187)       $     0
Gain on the sale of loans for cash..........................        833        11,775          4,403
Mark-to-market adjustment to loans held for sale............         --       (13,674)        (3,462)
Write off of loan origination costs.........................    (12,573)      (12,541)           266
Write off of commitment fee.................................         --        (2,849)             0
Amortization of commitment fee..............................       (817)         (734)             0
Write off of placement fee..................................     (4,129)       (1,153)             0
Interest expense............................................       (205)            0              0
Write off of servicing......................................         --        (1,215)             0
                                                               --------      --------        -------
          Total.............................................   $ 45,123      $(26,578)       $ 1,207
                                                               ========      ========        =======

     The gain (loss) on sale of loans can vary for several reasons, including the relative amounts of Equity +, Home Equity, and Title I loans, each of which type of loan had different (i) estimated prepayment rates, (ii) weighted average interest rates, (iii) weighted-average maturities, and (iv) estimated future default rates. Typically, the gain on sale of loans through securitizations is higher than on whole loan sales; however, engaging in securitizations requires an up-front cash expenditure and can have an adverse effect on a company's financial condition due to unanticipated write downs in the value of the residual securities retained by the company which may be caused by, among things, unanticipated changes in prepayment and default rates assumed by the company. The Company did no securitizations during the twelve months ended August 31, 1999.

     As the holder of the residual securities issued in securitizations, the Company is entitled to receive certain excess cash flows. These excess cash flows are calculated as the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through interest and principal to be paid to the holders of the regular securities and interest only securities, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees, and (v) estimated loan pool losses. The Company's right to receive the excess cash flows is subject to the satisfaction of certain reserve or over-collateralization requirements that are specific to each securitization and are used as a means of credit enhancement.

COMPETITION

     The Company faces intense competition in the business of originating and selling Home Equity loans and, in the past, to a lesser extent, Equity + loans. The Company's competitors include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance companies. Many of these entities are substantially larger, have lower costs of capital and have considerably greater financial, technical and marketing resources than the Company. In addition, many of the financial services organizations that are much larger than the Company have formed national loan production networks offering loan products that are substantially similar to the Company's loan programs. The Company believes that The Money Store, Associates First Capital Corporation, RFC and Household Finance Corporation are some of its largest direct competitors. The Company competes principally by providing prompt, professional service to its mortgage brokers and retail customers and, depending on circumstances, by providing competitive lending rates.

     Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates the Company can charge borrowers, potentially lowering the gain on future loan sales. The Company may face competition from, among others, government-sponsored entities, such as FNMA, FHLMA, and GNMA. The Company's competitors may expand their existing or new loan purchase programs to include Home Equity loans. Entries of government-sponsored entities into the Home Equity loan market could lower the interest the Company is able to charge its borrowers and reduce or eliminate premiums on loan sales. To the extent any of these competitors significantly expand their activities in the Company's market, the Company could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect the Company's competition. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the company's customers to refinance their loans.

     If the Company is unable to remain competitive in these areas, the volume of the Company's loan production may be materially adversely affected as borrowers seek out other lenders for their financing needs. Lower loan production may have an adverse effect on the Company's ability to negotiate and obtain sufficient financing under warehouse lines of credit upon acceptable terms. Establishing a broker-sourced loan business typically requires a substantially smaller commitment of capital and personnel resources than a direct-sourced loan business. This relatively low barrier to entry permits new competitors to enter the broker-sourced loan market quickly, particularly existing direct-sourced lenders which can draw upon existing branch networks and personnel seeking to sell products through independent brokers. Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have locked in low borrowing costs may have a competitive advantage.

     The Company has historically been dependent on certain of its competitors to purchase loans it has originated. If such competitors refrained from purchasing the Company's loans and the Company was unable to replace such purchasers, the Company's financial condition and results of operations could be materially adversely affected. The Company continues to seek other purchasers who are not competitors of the Company.

GOVERNMENT REGULATION

     The Company's lending activities are subject to the Truth in Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of
1994), the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, as amended, the Real Estate Settlement Procedures Act and Regulation X, the Home Mortgage Disclosure Act of 1975, the Fair Debt Collection Practices Act and the Fair Housing Act, as well as other federal and state statutes and regulations affecting the Company's activities. Failure to comply with these requirements can lead to loss of approved status, demands for indemnifications of mortgage loan repurchasers, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

     The Company is subject to the rules and regulations of, and examinations by, HUD, VA and other federal and state regulatory authorities with respect to originating, underwriting, funding, acquiring, selling and, to the extent that it engages in servicing activities, servicing consumer and mortgage loans. In addition, there are other federal and state statutes and regulations affecting the Company's activities. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for loans, prohibit discrimination, provide for inspection and appraisals of properties, require credit reports on prospective borrowers, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. The Company is required to submit annual audited financial statements to various governmental regulatory agencies that require the maintenance of specified net worth levels. The Company's affairs are also subject to examination, at all times, by the Federal Housing Commissioner to assure compliance with FHA regulations, polices, and procedures.

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

     The interest rates, which the Company may charge on its loans, are subject to state usury laws, which specify the maximum rate that may be charged to consumers. In addition, both federal and state truth-in-lending regulations require that the Company disclose to its customers prior to execution of the loans, all material terms and conditions of the financing, including the payment schedule and total obligation under the loans. The Company believes that it is in compliance in all material respects with such regulations.

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

EMPLOYEES

     As of November 1, 1999 the Company had 267 employees. None of the Company's employees is represented by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

     The Company leases 45,950 square feet of office space at 1000 Parkwood Circle, Atlanta, Georgia, consisting of two full floors. The Company's corporate headquarters have been consolidated into 22,975 square feet, consisting of one floor at this location. The Company has subleased the other floor at this location. The Company's lease is for an initial six-year term expiring August 2002 with a conditional option to extend the term to August 2007. In addition, the Company also leases 5,000 square feet of office space for the facilities in Las Vegas, Nevada on a month-to-month basis and 17,900 square feet of office space for the facilities in Charlotte, North Carolina for The Money Centre, Inc. The Company also leases office space on short-term or month-to-month leases in Waldwick, New Jersey; Blue Springs, Missouri; Austin, Texas; Seattle, Washington; Waterford, Michigan; Columbus, Ohio; Elmhurst, Illinois; Bridgeville, Pennsylvania; Denver, Colorado; Phoenix, Arizona; Patchogue, New York; Woburn, Massachusetts; Dublin, California; Tallahassee, Florida; Brentwood, Tennessee; Las Vegas, Nevada; Charlotte, North Carolina and Atlanta, Georgia. The Company believes that all of its facilities are suitable and adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

     On October 8, 1998, the Office of the Consumer Credit Commissioner of the State of Texas issued a denial of the Company's application for licensing as a secondary mortgage lender. On October 20, 1998, the Company filed an appeal of the Commissioner's decision. As a result of settlement terms reached with the Commissioner on May 13, 1999, the Company's secondary mortgage license application was granted.

     On February 23, 1998, an action was filed in the United States District Court for the Northern District of Georgia by Robert J. Feeney, as a purported class action against the Company and Jeffrey S. Moore, the Company's former President and Chief Executive Officer. The complaint alleges, among other things, that the defendants violated the federal securities laws in connection with the preparation and issuance of certain of the Company's financial statements. The named plaintiff seeks to represent a class consisting of purchasers of the Company's Common Stock between April 11, 1997 and December 18, 1997, and seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the court may deem proper. On June 30, 1998, the plaintiff amended the complaint to add additional plaintiffs, and to add as a defendant Mego Financial, the Company's former parent On September 18, 1998, the Company, Jeffrey S. Moore, and Mego Financial filed motions to dismiss the complaint. On April 8, 1999, the court granted each of these motions. In the court's order dismissing the complaint, the plaintiffs were permitted, upon proper motions, to serve and file a second amended and redrafted complaint within 30 days. On May 10, 1999, the Plaintiffs moved for leave to file and serve the second amended and redrafted complaint contemplated in the earlier order. On July 19, 1999, the Company, Jeffrey S. Moore and Mego Financial filed motions to dismiss the second amended and redrafted complaint. Those motions are still pending. The Company believes that it has meritorious defenses to this lawsuit and that resolution of this matter will not result in a material adverse effect on the business or financial condition of the Company.

     On October 2, 1998, an action was filed in the United States District Court for the Western Division of Tennessee by Traci Parris, as a purported class action against Mortgage Lenders Association, Inc., the Company and City Mortgage Services, Inc., one of the Company's strategic partners. The complaint alleges, among other things, that the defendants charged interest rates, origination fees and loan brokerage commissions in excess of those allowed by law. The named plaintiff seeks to represent a class of borrowers and seeks damages in an unspecified amount, reform or nullification of loan agreements, injunction, costs, attorney's fees and such other relief as the court may deem just and proper. On October 27, 1998, the Company filed a motion to dismiss the complaint for lack of jurisdiction, which the court denied on May 18, 1999. On July 6, 1999, the court denied the Company's subsequent motion for reconsideration, and on the same date granted the Company's request for interlocutory appeal to the United States Court of Appeals for the Sixth Circuit on the question of jurisdiction. On July 15, 1999, the Company filed an interlocutory appeal to the Court of Appeals. On September 28, 1999, the Court of Appeals agreed to accept the Company's interlocutory appeal on the jurisdictional question, and docketed the appeal. That interlocutory appeal is still pending. The Company believes it has meritorious defenses to this lawsuit and that resolution of this matter will not result in a material adverse effect on the business or financial condition of the Company.

     In the ordinary course of its business, the Company is, from time to time, named in lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company completed its initial public offering on November 19, 1996 and, until March 23, 1999, the Common Stock traded on the Nasdaq National Market under the symbol "MMGC". The common stock currently under the symbol "ATVA." On June 4, 1999 the Common Stock began trading on the Nasdaq SmallCap Market. The following table sets forth the high and low sales prices of the Common stock as reported on the Nasdaq National Market or the Nasdaq Small Cap Market for the periods indicated. The information set forth in the table below has been adjusted to reflect a one-for-ten reverse stock split that was completed on March 22, 1999.

                                                               HIGH          LOW
                                                              -------      -------
FISCAL YEAR 1997:
First Quarter (November 19, 1996 to November 30, 1996)......  $120.00      $107.50
Second Quarter..............................................   157.50       101.25
Third Quarter...............................................   146.25        80.00
Fourth Quarter..............................................   135.00        90.00
FISCAL YEAR 1998:
First Quarter...............................................  $150.00      $ 95.64
Second Quarter..............................................   102.50        30.00
Third Quarter...............................................    33.75        18.75
Fourth Quarter..............................................    20.62        10.00
FISCAL YEAR 1999:
First Quarter...............................................  $ 15.31      $  3.75
Second Quarter..............................................     8.13         3.75
Third Quarter...............................................     8.50         1.00
Fourth Quarter..............................................     5.50         4.06

     As of December 13, 1999, there were 1,664 holders of record of the Company's Common stock.

     The Company has never paid cash dividends on its Common Stock, and the Board of Directors currently intends to retain any earnings for use in the Company's business for the foreseeable future. Any future determination as to the payment of such cash dividends would depend on a number of factors including future earnings, results of operations, capital requirements, the Company's financial condition and any restrictions under credit agreements or the terms of the Company's outstanding debt securities existing from time to time, as well as such other factors as the Board of Directors might deem relevant. No assurance can be given that the Company will pay any dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below has been derived from our audited financial statements. The financial data as of August 31, 1998 and 1999 and for each of the three years in the period ended August 31, 1999 have been derived from financial statements audited by the Company's independent auditors and are included elsewhere in this Annual Report. The financial data as of August 31, 1995, 1996 and 1997, and for the years ended August 31, 1995 and 1996 have been derived from audited financial statements not included herein. We have reclassified certain items to conform to prior years. You should read the selected financial information set forth below in conjunction with the financial statements, the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations". However, due to substantial changes to our business and operating strategy, we believe that our historical financial and operating data are not likely to be indicative of our future performance, and our results of operation for fiscal 1999, are not comparable to fiscal 1998.

                                                      FOR THE YEARS ENDED AUGUST 31,
                                      --------------------------------------------------------------
                                       1995         1996          1997          1998         1999
                                      -------   ------------   -----------   ----------   ----------
                                               (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Gain (loss) on sale of loans......  $12,233   $     16,539   $    45,123   $  (26,578)  $    1,207
  Net unrealized gain (loss) on
     mortgage related
     securities(1)..................       --          2,697         3,518      (70,024)      (3,317)
  Loan servicing income, net........      873          3,348         3,036          999          375
  Interest income...................      941          2,104         9,507       14,786        7,569
  Less: interest expense............     (468)        (1,116)       (6,374)     (13,162)      (7,958)
                                      -------   ------------   -----------   ----------   ----------
          Net interest income
            (expense)...............      473            988         3,133        1,624         (389)
                                      -------   ------------   -----------   ----------   ----------
          Total revenues (losses)...   13,579         23,572        54,810      (93,979)      (2,124)
                                      -------   ------------   -----------   ----------   ----------
Expenses:
  Provision for credit losses
     (benefit), net.................      864             55         6,300       (3,198)          --
  Depreciation and amortization.....      403            394           672        1,013        1,188
  Other interest....................      187            167           245          439          124
  General and administrative:
     Payroll and benefits...........    4,163          6,328        13,052       18,582        7,481
     Supplies and postage...........       84            284           289        1,281          424
     Rent and lease expenses........      249            338         1,199        1,616        1,407
     Professional services..........    1,043          1,771         2,271        4,783        3,251
     Insurance......................      231            572           558        1,017          853
     Sub-servicing fees.............      232            709         1,874        2,160          325
     Taxes and licensing fees.......                                 1,352          164          413
     Communications.................      256            293           617          752          499
     Bank and wire fees.............                                    --          422          356
     Travel and entertainment.......      107            677         1,005        1,159          571
     Legal settlement...............                                    --           --        1,305
     Other..........................     (159)           829         1,566        1,820        1,216
                                      -------   ------------   -----------   ----------   ----------
          Total costs and
            expenses................    7,660         12,417        31,000       32,010       19,413
                                      -------   ------------   -----------   ----------   ----------
Income (loss) before income taxes
  and extraordinary item(2).........    5,919         11,155        23,810     (125,989)     (21,537)
Income tax expense (benefit) before
  extraordinary item(2).............    2,277          4,235         9,062       (6,334)      (8,249)
                                      -------   ------------   -----------   ----------   ----------
Net income (loss) before
  extraordinary item................    3,642          6,920        14,748     (119,655)     (13,288)

                                                      FOR THE YEARS ENDED AUGUST 31,
                                      --------------------------------------------------------------
                                       1995         1996          1997          1998         1999
                                      -------   ------------   -----------   ----------   ----------
                                               (THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
Extraordinary gain, net of taxes
($2.9 million)(5)...................  $    --   $         --   $        --   $       --   $    4,812
                                      -------   ------------   -----------   ----------   ----------
Net Income (loss)...................  $ 3,642   $      6,920   $    14,748   $ (119,655)  $   (8,476)
                                      =======   ============   ===========   ==========   ==========
Net income (loss) per share(3)
  Basic:............................                           $     12.50   $   (77.18)  $    (2.71)
                                                               ===========   ==========   ==========
  Diluted:..........................                           $     12.50   $   (77.18)  $    (2.71)
                                                               ===========   ==========   ==========
  Weighted-average number of common
     shares(3)......................                             1,180,219    1,550,293    3,137,136
                                                               ===========   ==========   ==========
  Weighted-average number of common
     shares and assumed
     conversions(3).................                            11,802,219    1,550,293    3,137,136
                                                               ===========   ==========   ==========

                                                          FISCAL YEAR ENDED AUGUST 31,
                                               ---------------------------------------------------
                                                1995       1996       1997       1998       1999
                                               -------   --------   --------   --------   --------
                                                             (THOUSANDS OF DOLLARS)
STATEMENT OF FINANCIAL CONDITION DATA:
Cash and cash equivalents....................  $   752   $    443   $  6,104   $ 36,404   $ 10,475
Loans held for sale, net (4).................    3,676      4,610      9,523     10,975     54,844
Mortgage related securities (1)..............   14,483     35,065    106,299     34,830     31,757
Mortgage servicing rights....................    1,076      3,827      9,507         83         --
          Total assets.......................   24,081     50,606    156,554    104,535    135,386
Allowance for credit losses on loans sold
  with recourse..............................      886        920      7,014      2,472         --
Subordinated debt (5)........................       --         --     40,000     42,693     30,724
          Total liabilities..................   13,300     32,905    103,447     77,941    114,267
Stockholders' equity.........................   10,781     17,701     53,107     26,594     21,119
OPERATING DATA:
Loan production..............................  $87,751   $139,367   $526,917   $338,942   $119,112
Weighted-average interest rate on loan
  production.................................    14.55%     14.03%     13.92%     13.89%     11.29%
Loans in servicing portfolio (end of period)
  Company-owned
     Equity +................................  $    --   $    922   $  8,661   $  8,217   $     --
     Home Equity.............................                                                   --
     Title I.................................    3,720      3,776        902      4,233         --
                                               -------   --------   --------   --------   --------
          Total Company-owned................    3,720      4,698      9,563     12,450         --
  Securitized
     Equity +................................       --     10,501    363,961         --         --
     Home Equity.............................
     Title I.................................   88,566    198,990    254,544     18,772         --
                                               -------   --------   --------   --------   --------
          Total securitized..................   88,566    209,491    618,505     18,772         --
                                               -------   --------   --------   --------   --------
          Total servicing portfolio..........  $92,286   $214,189   $628,068   $ 31,222   $     --
                                               =======   ========   ========   ========   ========
Cash used in operations......................  $ 3,619   $ 12,440   $ 72,438   $ 39,723   $ 34,984
                                               =======   ========   ========   ========   ========

---------------

(1) Mortgage related securities are junior subordinated interests retained by the Company in pools of mortgage loans sold by the Company in securitization transactions. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," required the Company, as of January 1, 1997, to reclassify excess servicing rights (junior subordinate interests retained by the

    Company in pools of mortgage loans sold in transactions similar to a securitization) to mortgage related securities. The fair value (the dollar amount on the Company's balance sheet) of the Company's mortgage related securities was written down from $106.3 million at the end of fiscal 1997 to $34.8 million at the end of fiscal 1998 and $31.8 million at the end of fiscal 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations: and Notes 2, 5 and 17 to the Company's financial statements."
(2) The results of operations of the Company's operations were included in the consolidated federal income tax returns filed by Mego Financial, through September 2, 1997, the date the shares of Common Stock of the Company were distributed by Mego Financial to shareholders in a tax free spin-off. For more details on this and other transactions with Mego Financial and its affiliates, see "Certain Relationships and Related Transactions".
(3) Earnings per share for the fiscal years ended August 31, 1995 and 1996 are not presented because, during these years, the company was a wholly owned subsidiary of Mego Financial.
(4) Loans held for sale, net includes a valuation reserve which reflects the company's best estimate of the amount that we expect to receive on the sale of these loans.
(5) The Company sold $40.0 million principal amount of Old Notes in November 1996 and an additional $40.0 million principal amount of Old Notes in October 1997. As part of the recapitalization, the Company issued $37.5 million of Preferred Stock and $41.5 million principal amount of New Notes in exchange for $79.0 million of Old Notes. The Company purchased all of the Old Notes remaining outstanding as of October 31, 1998. In February 1999, the Company repurchased $11 million principal amount of New Notes which resulted in an extraordinary gain, net of income tax, of $4.8 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of Management's Discussions and Analysis of Financial Condition and Results of Operations is to provide a detailed explanation of the Company's financial performance in fiscal 1997, 1998, and 1999, the factors that had a significant impact on the Company's performance in those periods and a description of any trends affecting financial performance during the periods discussed. We also describe the amount of the Company's cash on hand at the end of fiscal 1999, the amount that the Company owed to its lenders on that date, and the additional amounts, if any, available to be borrowed by the Company. You should read this section in conjunction with the Company's financial statements, including the notes to the financial statements.

     During the last eight months of fiscal 1998, the Company's operations consisted principally of (1) liquidating its portfolio of loans to repay outstanding debt; (2) maintaining its systems and retaining personnel necessary to resume operations while exploring alternatives to locate new capital; and (3) designing and beginning to implement its strategic initiatives. During fiscal year 1999, the Company continued to pursue its strategic initiatives, including the purchase of lending platforms in Las Vegas, Nevada and Charlotte, North Carolina.

     Due to the substantial changes to the Company's business and operating strategy effected during the year, we believe that the Company's historical financial and operating data are not likely to be indicative of the Company's future performance and the Company's results of operations for fiscal 1999, 1998, and 1997 are not comparable.

GENERAL

     The Company substantially expanded its operations during fiscal 1997 and the first four months of fiscal 1998. During these periods the Company's loan production was $139.4 million (fiscal 1996), $526.9 million (fiscal 1997) and $268.5 million (first four months of fiscal 1998). As it expanded its business, the Company's general and administrative expenses increased from $11.8 million in fiscal 1996 to $23.8 million in fiscal 1997 and $13.8 million in the first four months of fiscal 1998.

     During these periods, a substantial majority of the Company's loan production was sold in securitization transactions. The sale of loans by the Company in securitization transactions, as described below, typically results in substantial negative cash flow, because the cash proceeds from the sale of loans in a securitization transaction is substantially less than the Company's total costs of producing the loans sold. The combination of negative cash flow from the sale of loans in securitization transactions and increases in general and administrative expenses caused the Company, historically, to operate on a substantial negative cash flow basis. The Company's negative cash flow from operations was $12.4 million for fiscal 1996, $72.4 million for fiscal 1997, and $49.7 million for the first four months of fiscal 1998.

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

     To generate cash to reduce the outstanding balance of the warehouse line and continue to operate, the Company began to liquidate, through sales for cash, its mortgage loan portfolio, and the warehouse lender refused to make further advances under the line. In addition, because the Company's old warehouse line was used to fund loans produced by the Company prior to their sale, the Company substantially curtailed its loan production beginning in January 1998. The cash received from the Company's sale of loans from its loan portfolio was used to pay down the old warehouse line and other Company borrowings and to pay substantial general and administrative expenses to retain personnel and maintain the Company's operations while it sought to locate new capital.

     On July 1, 1998, the Company completed the recapitalization. A part of the recapitalization, the Company received $50.0 million in proceeds from the private placement of approximately 1.67 million shares of common stock at a price of $15.00 per share and 25,000 shares of Preferred Stock at a price of $1,000 per share. In addition, the Company issued $37.5 million of Preferred Stock and $41.5 million principal amount of New Notes in exchange for approximately $79.0 million principal amount of Old Notes. The recapitalization resulted in approximately $84.5 million of new equity.

     In January 1999, the Company purchased substantially all of the assets of a retail production platform in Las Vegas, Nevada for approximately $3.3 million in cash. On July 15, 1999, the Company purchased all of the outstanding stock of The Money Centre, Inc., a retail production platform headquartered in Charlotte, North Carolina. The principal components of the purchase price were $7.0 million of cash, $3.0 million of the Company's Common Stock (600,000 shares valued at $5 per share), and 20% of the pre-tax net cash flow of the post-acquisition division, for a period not to exceed 48 months. The Company believes these purchases fit well with its strategic initiatives, and will provide the Company with a low cost production platform for its retail and direct-to-consumer loans.

     In February 1999, the Company repurchased $11 million principal amount of New Notes which resulted in an extraordinary gain, net of income tax, of $4.8 million.

     Although the Company is no longer entering into any securitization transactions, the following discussion is provided to help the reader understand the Company's historical results of operations.

SECURITIZATION TRANSACTIONS

     Securitization transactions historically had been the main source of the Company's revenue and income. In a securitization transaction, a specific group of the Company's mortgage loans having similar characteristics, loan type (Equity + or Title 1) and loan amounts are pooled for sale. By selling loans in a securitization transaction, the Company could sell a very large group of loans at one time. The Company sold an average of $79.7 million of mortgage loans in each of the five securitizations completed in fiscal 1997. However, the sale of loans in a securitization transaction generates a significant cash flow deficit, because the cash received by the Company from the sale of the loans is significantly less than the Company's total cost of producing the loans sold.

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

     Once the trust purchases the loans from the Company it generally has no recourse against the Company other than for breaches of certain representations and warranties made by the Company at the time the loans were sold. Likewise, after the trust purchases the loans from the Company, creditors of the Company have no recourse against the loans in the event the Company experiences financial difficulties. The trust purchases the loans from the Company with money it obtains by selling the securities.

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

     Credit enhancement may also be achieved through "over-collateralization". National rating agencies will give higher ratings if the senior securities receive assurance that they will be paid. This is achieved by requiring an initial level of over-collateralization and by building more over-collateralization through the trust's retaining cash flow (from the spread) that would otherwise be paid to the Company on its mortgage related securities. The initial over-collateralization is created by having the principal amount of loans sold to the trust be greater than the principal amount (and cash proceeds from the sale) of senior interests sold. In the five securitization transactions during fiscal 1997, the trusts purchased $398.4 million principal amount of loans from the Company, but the trusts sold only $379.2 principal amount of senior securities.

     As borrowers make their monthly mortgage loan payments to the servicer of the loans in the trust, the payments are remitted by the servicer to a trustee that collect these payments and make payments of interest and principal to the holders of the senior securities pursuant to a pre-established schedule. The priority of the payments is determined by the terms of an indenture.

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

     This example is based on five assumptions:

          (1) mortgage bankers originated $100.0 million of mortgage loans having a weighted average interest rate of 13.98%;

          (2) the Company purchased the loan from mortgage bankers for a premium of $4.0 million (the mortgage bankers received an aggregate of $104.0 million for the loans);

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

     In this example, the sale of this pool of $100.0 million of mortgage loans would result in negative cash flow of $8.0 million. The negative cash flow results from the following factors:

     - $104.0 million, representing the total cost of producing the loans sold in the securitization minus

     - $97.0 million is received by the trust from the sale of the senior securities, all of which is paid to the Company, minus

     - $1.0 million of fees and expenses.

     The $3.0 million difference between the $100.0 million of mortgage loans purchased by the trust and the $97.0 million of senior securities sold by the trust creates the 3.0% initial over-collateralization. The senior securities have the "protection" or credit enhancement of the cash flow, principal and interest received on the $3.0 million of loans plus the spread initially equal to $7.4 million per year. The spread represents 7.1% (the difference between 13.98%, the interest paid by borrower on the loans in the trust, and 6.88%, the interest paid by the trust on the senior securities) on the $97.0 million of loans plus 13.98% on the $3.0 million of loans in the over-collateralization account. The trust would retain the spread until the over-collateralization reaches $6.0 million.

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

ACCOUNTING FOR A SECURITIZATION TRANSACTION

     Under generally accepted accounting principles, the sale of mortgage loans by the Company in securitization transactions requires the Company to recognize revenue on the completion of the securitization transaction based on the discounted present value of the estimated future cash flow stream ("gain on sale accounting") to be received by the Company on its mortgage related securities. As described in more detail later in this "Management's Discussion and Analysis of Financial Condition and Results of Operation", the Company determines the fair value of each of its mortgage related securities using prepayment, delinquency, default and credit loss assumptions on the mortgage loans backing each of its mortgage related securities that the Company believes to be appropriate for the particular mortgage loans. The anticipated cash to be received by the Company's mortgage related securities from the mortgage loans is discounted to present value to establish the fair value of the mortgage related securities shown on the Company's balance sheet.

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

     One component is the Gain (Loss) resulting from the sale of loans in securitization transactions. Refer to the example the Company used earlier, where the sale of $100.0 million of our loans in the securitization transaction resulted in negative cash flow of $8.0 million. Assume the mortgage related security issued by the trust to the seller of the loans from that securitization had a fair value of $18.0 million (see discussion on "gain on sale" accounting above). The seller then would have received a total $115.0 million from the securitization, consisting of $97.0 million in cash and a mortgage related security having a fair value of $18.0 million. The total cost of the loans sold in the securitization were $105.0 million, consisting of the total cost of producing the loans of $104.0 million and $1.0 million in fees and expenses for the securitization. In this example, the revenues recorded from this securitization would be $10.0 million. This amount is divided between two revenue items, Gain (loss) on sale of loans and Net unrealized gain (loss) on mortgage related securities. The division of the revenues between these two items is determined by allocating the total revenues of $10.0 million, proportionately between the cash proceeds from the sale of the loans, in this case $97.0 million (allocated to revenues from "Gain (Loss) on the Sale of Loans"), and the fair value of the mortgage related security issued by the trust to the seller of the loans in the securitization, in this case $18.0 million (allocated to revenues from "Unrealized gain (loss) on mortgage related securities").

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

     Unrealized Gain (Loss) on Mortgage Related Securities Retained in Securitization Transactions. Revenues from "Unrealized gain (loss) on mortgage related securities results from the allocation of total revenues from the sale of mortgage loans in securitization transactions described immediately above and from two other sources. Revenues from the amortization on the Company's mortgage related securities generally, is equal to the amount of cash flow received on the Company's mortgage related securities. In addition, Unrealized gain (loss) on mortgage related securities generates negative revenues equal to (i) the write down, if any, of the fair value of the Company's mortgage related securities; and (ii) positive revenues from the write up, if any, of those securities.

     Interest Income, Net. Interest income, net, is the interest received by the Company on its portfolio of mortgage loans prior to their sale plus accretion interest on its mortgage related securities minus the Company's interest expense on its borrowings including its subordinated debt, warehouse line of credit and other borrowings.

     Loan Servicing Income, Net. "Loan servicing income, net", are the fees paid to the Company for servicing loans owned by the Company or loans sold with servicing retained. The prepayment penalties, if any, received from the Company's borrowers who repay their loan prior to their scheduled maturity date are included in Loan servicing income, net. As discussed earlier, the Company historically retained the servicing on a substantial majority of loans it sold. The Company uses "net" as a part of the revenues from loan servicing because, under generally accepted accounting principles, the amount of servicing fees earned is reduced by the amortization of the Company's servicing rights. The Company values the anticipated maturity and discounts the anticipated cash flow to its present value similar to the way the Company determines the fair value of its mortgage related securities. Historically, the Company's fee for servicing a loan was 1% of the loan's outstanding principal balance. The fair value of the anticipated cash flow is recorded on the Company's balance sheet as "Mortgage servicing rights". As servicing revenues are received, the discounted present value of the future cash flow is reduced. The amount of the reduction is the "amortization". Revenue from mortgage servicing rights will not be significant in the future, because the Company sold all of its rights to City Mortgage Servicing as part of the recapitalization.

REVISION OF ASSUMPTIONS

     The most significant source of the Company's revenues and income historically has resulted from the sale of loans produced by the Company and sold in securitization transactions and the fair value of the mortgage related security issued to the Company by the trusts. The Company projects the anticipated cash flow to be received from the loans backing its mortgage related securities based on assumptions of voluntary prepayment speeds and losses. When prepayments, delinquencies, default and credit losses on the mortgage loans backing the Company's mortgage related securities exceed the Company's assumptions, the Company is required to modify its assumptions as to the prepayments, delinquencies, defaults, and credit loss rates on the mortgage loans backing its mortgage related securities. This generally reduces the anticipated cash flow to be received from the mortgage loans and results in a write down in the fair value of the particular mortgage related securities. The amount of the write down is treated as negative revenues from unrealized gain
(loss) on mortgage related securities.

     The fair value of the Company's mortgage related securities are affected by, among other things, changes in market interest rates and prepayment and loss experience of these and similar securities. The Company estimates the fair value of its mortgage related securities using prepayment and credit loss assumptions on the mortgage loans backing these securities that the Company believes to be appropriate for the characteristics (weighted-average interest rate, weighted average maturity date, etc.) of the mortgage loans backing each particular securitization. The Company discounts the projected cash flow at the rate it believes an independent third-party would require as a rate of return.

     During the fiscal year ended August 31, 1998, the Company experienced prepayment activity and delinquencies with respect to its securitized Equity + loans, which substantially exceeded the levels that had been assumed for the applicable time frame. As a result of this increase, the Company adjusted the assumptions previously utilized in calculating the carrying value of its mortgage related securities. The application of these revised assumptions to the Company's portfolio of Equity + and Title I loans backing its mortgage related securities caused the Company to adjust the carrying value of the securities by approximately $72.1 million during fiscal 1998. The changes in prepayment and credit loss assumptions also caused the Company to write down the fair value of its mortgage servicing rights by $1.1 million during fiscal 1998. The fair value of the Company's mortgage related securities and the fair value of its mortgage servicing rights are determined in a similar manner.

     The Company's assumptions are based on information from a variety of sources including, among other things, the Company's experience with its own portfolio of loans, pertinent information from a variety of market sources and consultations with its financial advisors. However, the Company has not obtained an independent evaluation of the assumptions utilized in calculating the carrying value of its mortgage related securities for any period subsequent to August 31, 1997. To the Company's knowledge, there is not active market for the sale of these securities. During the year ended August 31, 1998, negative adjustments of approximately $72.1 million were recognized. During the year ended August 31, 1999, negative adjustments of approximately $3.3 million were recognized.

     Although the Company believes that it has made reasonable estimates of the prepayment and default rates in determining the fair value of the Company's mortgage related securities, the rate of prepayments and defaults utilized are estimates, and actual experience will vary from these estimates and such variances may be material. There can be no assurance that the prepayment and loss assumptions used to determine the fair value of the Company's mortgage related securities and mortgage servicing rights will remain appropriate for the life of the loans backing such securities. If actual loan prepayments or credit losses vary from the Company's estimates, the fair value of the Company's mortgage related securities and mortgage servicing rights, if any, may have to be adjusted through a charge or credit to earnings.

     The Company's revised prepayment assumptions used for Title I loans at August 31, 1999 reflect an annualized rate of 23% of the life of the portfolio. Actual annualized prepayment rates of the Title I loans backing the Company's mortgage related securities were 17.46% for the fiscal year ended August 31, 1999 and 22.5% for the fiscal year ended August 31, 1998. These loss assumptions for Title I loans at August 31, 1999 are based on a historical "migration" analysis of delinquent loans that the Company anticipates will become "defaulted loans." The assumed default rate and the restricted rates are shown below in the following model and historical default rates:

                                                                  HISTORICAL DEFAULT RATES
                                                                    FOR THE PERIODS ENDED
                                                                       AUGUST 31, 1999
                                             ASSUMED DEFAULT   -------------------------------
DELINQUENCY (DAYS) STATUS                         RATES        12 MONTHS   6 MONTHS   3 MONTHS
-------------------------                    ---------------   ---------   --------   --------
   31-60...................................        2-10%          1.85%      1.49%       1.98%
   61-90...................................       20-25          14.69      12.83       16.82
  91-120...................................          50          40.58      38.09       43.09
 121-150...................................          80          62.56      59.33       68.47
 151-180...................................          95          82.25      80.40       90.92
Over 180...................................         100          97.68      97.25      100.00

     The Company assumes that a defaulted Title I loan will result in loss of 95.0% of the loan balance and that all Title I insurance has been exhausted. On a cumulative basis, the assumptions anticipate aggregate losses of 11.9% of the original principal balance of Title I loans.

     The prepayment assumptions for Equity + loans were also increased at the end of fiscal 1998 to reflect an annualized prepayment rate of 4.5% in the first month following the completion of the securitization with the annualized rate increases in level monthly increments so that by the 18th month the annualized prepayment rate is 18.75%. The annualized prepayment rate is maintained at that level through the 36th month at which time it is assumed to decline in level monthly increments to 15.25% by the 43rd month, and is maintained at 15.25% for the remaining life of the portfolio. The weighted average annualized prepayment speed for the loans backing the Company's mortgage related securities was 14.89% during fiscal 1999 and 17.4% during fiscal 1998.

     The loss assumptions for the Equity + loans backing the Company's mortgage related securities have also been increased to reflect losses commencing in the second month following a securitization and building in level monthly increments until a 4.25% annualized loss rate is reached in the 15th month. The annualized loss rate is maintained at that level through the 43rd month at which time it is assumed to decline in level monthly increments to 4.0% at month 48 and is maintained for the life of the portfolio. On a cumulative basis this model assumes aggregate losses of approximately 16% of the initial principal balance of Equity + loans backing the Company's mortgage related securities. The actual losses on Equity + loans backing the Company's mortgage related securities during fiscal 1999 and 1998 were approximately 3.53% and 2.5% or the original principal balance, respectively.

     The Company utilized a 16% discount rate at August 31, 1998 and 1999 to discount to their present sale of the cash flow streams to be received by the Company on its mortgage related securities. During fiscal 1997, the Company used an annual weighted average discount rate of 12% for Title I and Equity + loans and generally utilized annual prepayment assumptions ranging from 1% to 15%, annual estimated losses of up to 1.75% of Equity + loans resulting in an aggregate loss of 15%, and estimated losses on Title I loans based on the then current migration analysis and assuming recoveries of 20% after exhaustion of insured reserves.

RESULTS OF OPERATIONS

  Fiscal Year Ended August 31, 1999 Compared to Fiscal Year Ended August 31,
1998

     The Company substantially reduced its loan production after January 1, 1998 as compared to the first four months of fiscal 1998. In the last eight months of fiscal 1998, the Company focused on (1) liquidating its loan portfolio for cash to reduce its indebtedness while it explored alternatives to raise new capital and (2) initiating new strategic initiatives to return the Company to profitability. The Company did not begin to produce significant loan volume until July 1999. Such production was attributable to production by The Money Centre, Inc. which was acquired by the Company in July 1999. As a result, the Company does not believe that its results for the fiscal year ended August 31, 1999 are comparable to the Company's results for the fiscal year ended August 31, 1998.

     The Company produced $119.1 million of loans during fiscal 1999 compared to $338.9 million in fiscal 1998 and $526.9 in fiscal 1997.

     The Company's loan production by month during fiscal 1997, 1998 and 1999 is illustrated in the chart below:

[Chart reflecting monthly loan production in fiscal 1997, fiscal 1998 and fiscal 1999 (in millions of dollars) as follows:]


                                 fiscal year 1997          fiscal year 1998          fiscal year 1999
September                            $13.6                       $62.5                    $ 0.9

October                              $24.0                       $71.2                    $ 1.1

November                             $24.9                       $66.2                    $14.2

December                             $32.7                       $68.6                    $ 8.1

January                              $34.5                       $34.2                    $ 6.0

February                             $44.0                       $24.5                    $ 3.3

March                                $52.9                       $ 7.9                    $ 5.6

April                                $59.5                       $ 1.4                    $ 1.9

May                                  $61.6                       $ 0.5                    $ 2.0

June                                 $59.5                       $ 0.2                    $ 1.8

July                                 $55.4                       $ 1.0                    $33.3

August                               $64.3                       $ 0.6                    $43.4


     Net Revenues. Net losses decreased $91.9 million to $2.1 million in fiscal year ending August 31, 1999 from net losses of $94.0 million during fiscal year ending August 31, 1998. The loss for the twelve months ended August 31, 1998 was primarily the result of continued low loan production and difficulty in selling closed loans. The decrease in net losses for the twelve months ending August 31, 1999 resulted from the reduction in the Company's business while the Company pursued its new strategic initiatives and from a substantially lower mark down on the Company's mortgage related securities during this period. Additionally, during fiscal year 1998, sales of loans were generally made for cash, and were for less than par value, thus contributing to losses. Loan originations during the fiscal year ended August 31, 1999 were $119.1 million, as compared to originations of $338.9 million during the twelve months ended August 31, 1998. Sales of loans during the twelve months ended August 31, 1999 were $106.1 million, while during the fiscal year ended August 31, 1998 they were $347.6 million.

     Gain (loss) on sale of loans totalled $1.2 million during the twelve months ended August 31, 1999 from a loss of $26.6 million during the twelve months ended August 31, 1998, representing a total increase of $27.8 million. The gain was primarily the result of higher premiums received on a lower volume of loans sold in the twelve months ended August 31, 1999 compared to the twelve months ended August 31, 1998.

     Net unrealized loss on mortgage related securities decreased to a loss of $3.3 million during the twelve months ended August 31, 1999 from a loss of $70.0 million during the twelve months ended August 31, 1998, a change of $66.7 million. The valuation adjustments recorded for the fiscal year ended August 31, 1999 were $3.3 million.

     Loan servicing income, net, decreased $624,000 to $375,000 during the twelve months ended August 31, 1999 from $999,000 during the twelve months ended August 31, 1998. This decline was the result of the elimination of most of the servicing revenue previously earned by the Company due to the sale of its servicing rights to City Mortgage Services in fiscal 1998.

     Interest income on loans held for sale and mortgage related securities, net of interest expense, decreased $2.0 million to an expense of $389,000 during the twelve months ended August 31, 1999 from income of $1.6 million during the twelve months ended August 31, 1998. The decline was primarily the result of a decrease in the average balance of loans held for sale during the fiscal year ended August 31, 1999 to $26.9 million compared to the average during the fiscal year ended August 31, 1998 of $41.9 million.

     Total General and Administrative Expenses. General and administrative expenses decreased $14.2 million to $18.1 million for the twelve months ended August 31, 1999 from $33.8 million for the twelve months ended August 31, 1998. This decline can be attributed to reductions in business activity, along with the cost reductions implemented by management since the Company's Recapitalization in June 1998.

     Payroll and benefits expense decreased $11.1 million to $7.5 million for the twelve months ended August 31, 1999 from $18.6 million for the twelve months ended August 31, 1998. This reduction can be attributed to staff reductions which have occurred over the past year.

     Supplies and postage expense declined $857,000 to $424,000 during the fiscal year ended August 31, 1999 from $1.3 million during the fiscal year ended August 31, 1998. This decrease can be attributed to the reduction in business between the two periods and to steps taken to control costs.

     Professional services expense decreased $1.5 million to $3.3 million during the twelve months ending August 31, 1999 from $4.8 million during the twelve months ended August 31, 1998. This decline is attributed to the elimination of the management overhead fees formerly paid to Preferred Equities Corporation ("PEC"), reduced expenditures for inspection fees due to the reduction of loan originations and reduced employee recruiting costs, offset, in part, by increased legal and audit fees.

     Sub-servicing fees paid decreased $1.8 million to $325,000 during the twelve months ended August 31, 1999 from $2.2 million during the twelve months ended August 31, 1998. This decline resulted from a decrease in loan volume.

     During the twelve months ending August 31, 1999, travel and entertainment expenses decreased $588,000, to $571,000 during the twelve months ending August 31, 1999 from $1.26 million during the twelve months ended August 31, 1998. This reduction can be attributed to reductions in business and to cost control measures implemented over the past year.

     Net Loss. The Company incurred a net loss before taxes and extraordinary items of $21.5 million during the twelve months ended August 31, 1999, compared with a net loss before taxes of $126.0 million for the twelve months ended August 31, 1998. An income tax benefit of $6.3 million and $8.2 million was recorded in fiscal 1998 and 1999, respectively. In February 1999, the Company repurchased $11.0 million of the Company's outstanding New Notes, which resulted in a gain, net of tax, of $4.8 million. As a result of the above, the Company incurred a net loss of $8.5 million in fiscal 1999 compared to a loss of $119.7 million for fiscal 1998.

     Fiscal Year Ended August 31, 1998 Compared to Fiscal Year Ended August 31, 1997

     Net Revenues. Net revenues were negative $94.0 million during fiscal 1998 compared with positive $54.8 million during the fiscal year ended August 31, 1997. The Company's revenues were determined largely by special accounting requirements that required the Company to recognize significant revenue on loans sold in securitization transactions ("gain on sale") even though these transactions generated negative cash flow.

     Gain (loss) on sale of loans decreased from a gain of $45.1 million for the fiscal year ending August 31, 1997 to a loss of $26.6 million for the fiscal year ending August 31, 1998. This decline was primarily attributable to the substantially lower amount of loans sold in securitization transactions in fiscal 1998 due to the continuing cash flow deficits of the Company. The Company also experienced a decline in the revenues from loans sold for cash. This decline may have been attributed in part by the market's knowledge that the Company was liquidating its loan portfolio to pay down the Company's lenders. The Company's revenues from gain (loss) on the sale of loans for cash in fiscal 1998 were also impacted by a lower of cost or market write down of $13.7 million of the Company's $21.9 million principal amount of loans in its portfolio at the end of fiscal 1998. The loans in the Company's portfolio at August 31, 1998 primarily had document deficiencies or the borrowers were delinquent in their loan payments. The lower of cost or market adjustment is based on the Company's estimate of the proceeds to be received when these loans are sold. The Company believes that liquidity shortages in the specialty finance industry may have also hurt the market value of these loans. In fiscal year ended August 31, 1998, the Company also had a loss of $4.0 million when it terminated its master warehouse line as part of the Recapitalization.

     Revenues from net unrealized gain (loss) on mortgage related securities were negative $70.0 million in fiscal 1998 compared with a positive $3.5 million in fiscal 1997. Substantially all of fiscal 1998's negative revenues resulted from a write down of $73.0 million in the value of the Company's mortgage related securities. The write down was required because prepayment, delinquency, default and credit loss rates of the Equity + and Title I loans backing these securities substantially exceeded the assumptions the Company used to value its mortgage related securities at the end of fiscal 1997. These loans were produced by the Company in prior periods. Additionally, in response to recent adverse changes in the liquidity and market value of these and other similar asset backed residual interests, the Company increased the rate used to discount to present value the anticipated cash flow to be received on its mortgage related securities from 12% the end of fiscal 1997 to 16% at the end of fiscal 1998.

     Loan servicing income, net, decreased from $3.0 million in fiscal 1997 to $1.0 million is fiscal 1998. The decrease was a result of negative revenues of $1.1 million from a write down in the fair value of the Company's mortgage servicing rights in the third quarter of fiscal 1998 due to an increase in the Company assumptions of prepayment, delinquency, default, and credit loss rates on the loans in the Company's servicing portfolio, which reduced the discounted present value of the Company's anticipated servicing revenues on those loans. In addition, in fiscal 1998 the Company had negative loan servicing revenues of $703,000 from the loss on the sale of the Company's servicing rights to City Mortgage Services as part of the recapitalization.

     Revenues from net interest income decreased from $3.1 million is fiscal 1997 to $1.6 million in fiscal 1998. Interest income increased from $9.5 million in fiscal 1997 to $14.8 million in fiscal 1998. The increase was due to the sale of the Company's 1998 loan production in cash transactions over a period of time, compared with the sale of fiscal 1997 loan production in quarterly securitization transactions. In addition, the Company earned approximately $304,600 in interest in fiscal 1998 from the short-term investment of $50.0 million in proceeds from the recapitalization.

     Interest expense in fiscal 1998 was substantially higher than interest expense in fiscal 1997 due primarily to additional interest expense of $3.5 million on the Company's Old Notes as a result of the October 1997 issuance of $40.0 million principal amount of 12 1/2% subordinated notes. In addition, the Company borrowed an aggregate of $15.0 million secured by certain of its mortgage related securities in the first quarter of fiscal 1998. The principal amount of these borrowings were outstanding for all of fiscal 1998 and for only a portion of fiscal 1997.

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

     Total General and Administrative Expenses. Total general and administrative expenses increased $10.0 million or 42.0%, to $33.8 million during fiscal 1998 from $23.8 million during fiscal 1997. The increase was primarily a result of increase costs of professional services due to (1) increased outside legal and audit expenses associated with additional securities filings; (2) the recapitalization; (3) amendments to existing debt agreements;
(4) increased loan servicing expenses due to an increase in loans serviced; and
(5) increased payroll and benefits related to the hiring of additional personnel to support the Company's expansion in the first quarter of fiscal 1998.

     Payroll and benefits expense increase $5.5 million, or 42.4% to $18.6 million during fiscal 1998 from $13.1 million during fiscal 1997 primarily due to an increased number of employees prior to January 1998 and expenses associated with the reduction in the Company's workforce. Although the number of employees decreased to 134 at August 31, 1998 from 405 at August 31, 1997, the average number of employees was higher during fiscal 1998 than fiscal 1997.

     Rent and lease expenses increased $417,000 or 34.8% to $1.6 million for fiscal 1998 from $1.2 million for fiscal 1997 due to annual escalation in rent and expiration of tenant discounts the Company enjoyed in fiscal 1997 for office space at the Company's corporate offices.

     Professional services increased $2.5 million or 110.6%, to $4.8 million for fiscal 1998 from $2.3 million for fiscal 1997 due to increased outside legal and audit expenses associated with the Company's private placement of $40.0 million principal amount of Old Notes in fiscal 1998, additional securities filings, amendments to existing debt agreements and higher consulting and management services expenses. A substantial portion of the increase in professional services was due to actions taken by the Company subsequent to January 1, 1998 as a result of its adverse financial position and the recapitalization.

     Sub-servicing fees increased $286,000, or 15.3% to $2.2 million for fiscal 1998 from $1.9 million for fiscal 1997 due primarily to a larger average loan servicing portfolio, partially offset by a lower sub-servicing rate paid to the sub-servicer in the latter part of fiscal 1998.

     Other general and administrative expenses increased $1.3 million, or 125.6%, to $2.4 million during fiscal 1998 from $1.1 million during fiscal 1997 due primarily to increased expenses related to the expansion of facilities related to the Company's business expansion at the beginning of fiscal 1998.

     Net Loss. The Company had a $126.0 million loss before income taxes for fiscal 1998 compared to income of $23.8 million for fiscal 1997. An income tax expense of $9.1 million was provided for in fiscal 1997 while an income tax benefit of $6.3 million has been provided for in fiscal 1998.

     As a result of the above, the Company incurred a net loss of $119.7 million for fiscal 1998 compared to net income of $14.7 million for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity Sources

     Cash and cash equivalents were $10.5 million at August 31, 1999, compared to $36.4 million at August 31, 1998. The Company's principal cash requirements arise from loan production and payments of operating and interest expenses.

     As of December 10, 1999, the Company's cash and cash equivalents were $909,000. During the period from August 31, 1999 to December 10, 1999, the Company's cash and cash equivalents decreased from $10.5 million to $909,000. This decrease was attributable to operating performance being less than forecast and unexpected losses on the sale of loans during the period. As a result of the decrease, the Company's cash and cash equivalents currently on hand will not be sufficient to enable to Company to sustain operations past December 31, 1999. In addition, as a result of this decrease, the Company currently lacks sufficient liquidity to pay its outstanding debts, including accrued interest on the Company's outstanding indebtedness.

     In order to improve its liquidity situation, the Company has obtained commitments from the holders of $28 million principal amount of its outstanding New Notes to exchange such outstanding New Notes for $12.0 million principal amount of new 12% Secured Notes due August 2006 (the "Exchange Notes") and for the equivalent of 22 1/2% of the Company's outstanding Common Stock based on the number of fully-diluted shares of Common Stock (excluding out-of-the money options). In addition, the holders of such New Notes have agreed to waive the payment of approximately $2.0 million of accrued interest payable to them in December 1999 under the terms of the Indenture governing the New Notes. Under the terms of the Exchange Notes, no interest will be payable to the noteholders by Altiva until June 15, 2001, although interest will accrue from the date of issuance. Completion of the exchange is contingent on the finalization of documentation related to the exchange, and the issuance of Common Stock to the current holder of New Notes may require the approval of the Company's stockholders under the rules of the Nasdaq Stock Market. Altiva expects that the discount in the principal amount of notes outstanding and the waiver of the interest payment will result in the reduction of the Company's projected cash expenditure by $3.4 million over the next twelve months.

     In addition, the Company has received a commitment from Value Partners, Ltd. to purchase an additional $7.0 million principal amount of Convertible Notes. Consummation of this sale of Convertible Notes is subject to the execution of mutually agreed upon amendments to the Secured Note Purchase Agreement between the parties and other related agreements.

     Assuming completion of both the exchange and the issuance of the additional Convertible Notes, the Company expects to have sufficient cash and cash equivalents to fully fund its operations and meet its obligations until August 1999. On an ongoing basis, the Company expects to generate additional liquidity through increased production and controlling expenses.

     There can be no assurances that the exchange of the New Notes and the issuance of the additional Convertible Notes will be consummated. A failure to consummate these transactions may cause defaults with respect to the Company's outstanding indebtedness or lead the Company to become insolvent. In addition, there is no guarantee that the Company will not suffer additional unforeseen events that will cause further liquidity shortages.

     During fiscal 1999 the Company had five significant sources of financing and liquidity: (1) the balance of the cash proceeds from the sale of preferred stock and common stock in the recapitalization which totaled approximately $4.2 million at August 31, 1999; (2) a warehouse line of $25.0 million with Sovereign (the "Sovereign Warehouse Line"); (3) a warehouse line of $25 million with First Collateral; (4) a warehouse line of $30 million with Centura Bank; and (5) sales of loans in the institutional whole loan market. The Sovereign Warehouse Line was reduced to $25.0 million from $50.0 million as of March 31, 1999.

     The Company's liquidity and capital resources are impacted by certain material covenant restrictions existing in the Indenture governing the Company's outstanding New Notes. These covenants include limitations on the Company's ability to incur certain types of additional indebtedness, grant liens on its assets and to enter into extraordinary corporate transactions. The Company may not incur certain additional indebtedness if, on the date of such incurrence and after giving effect thereto, the Consolidated Leverage Ratio would exceed 1.5:1, subject to certain exceptions. At August 31, 1999, the Consolidated Leverage Ratio was 1.62:1.

     The Sovereign Warehouse Line had an original termination date of December 29, 1998 and was renewable, at Sovereign's option, in six-month intervals for up to five years. During December 1998, the Sovereign Warehouse Line was renewed at $50.0 million and was reduced to $25.0 million on March 31, 1999 through December 31, 1999. The Sovereign Warehouse Line may be increased with certain consents and contains pricing/fees which vary by product and the dollar amount outstanding. The Sovereign Warehouse Line is secured by specific loans held for sale and includes certain material covenants including maintaining books and records, providing financial statements and reports, maintaining its properties, maintaining adequate insurance and fidelity bond coverage and providing timely notice of material proceedings. As of August 31, 1999, the Company had approximately $19.3 million outstanding under the Sovereign Warehouse Line.

     The Money Centre, Inc. utilizes two warehouse lines with Centura and First Collateral Bank. The Centura Bank facility provides for a warehouse line of up to $30 million, accrues interest at a prime rate + .5% to 1.75%, depending on the age of the loan, and expired on November 30, 1999 and was not renewed as the Company feels it can obtain another or extend the existing facility with equal or more favorable terms. The First Collateral facility provides for a warehouse line of credit of up to $25.0 million, accrues interest at LIBOR rate 2.25% + .375%. The Company is currently negotiating an extension on the First Collateral warehouse line. There have been no restrictions on the use of this facility during these negotiations. The facilities are secured by specific loans held for sale and includes certain material covenants including maintaining books and records, providing financial statements and reports, maintaining its properties, maintaining adequate insurance and fidelity bond coverage and providing timely notice of material proceedings. The outstanding balance of these facilities as of August 31, 1999 totaled $23.2 million and $19.0 million, respectively.

     In April 1997, the Company entered into a pledge and security agreement with Greenwich Capital Financial Products for an $11.0 million revolving credit facility. The amount that can be borrowed under the agreement was increased to $15.0 million in June 1997 and $25.0 million in July 1997. This facility was secured by a pledge of certain of the Company's interest only and residual class certificates relating to securitizations carried as mortgage related securities on the Company's Statements of Financial Condition, payable to the Company pursuant to its securitization agreements. As of August 31, 1999, approximately $1.7 million was outstanding under the agreement. The agreement, which was originally scheduled to mature in December 1998 was extended until December 1999. On December 2, 1998, the Company obtained an amendment to the agreement whereby the financial institution waived its right to declare an event of default of borrower due to the Company's failure to comply with the minimum required net worth and the debt to net worth ratio as of August 31, 1998. Additionally, the minimum net worth test was amended such that the Company is required to maintain a net worth equal to or greater than 75% of the Company's net worth as of the end of the preceding fiscal quarter. Additionally, the Company agreed to pay down the outstanding borrowings from $10.0 million at August 31, 1998 to $6.0 million at December 31, 1998 and subsequently agreed to pay the remaining $6.0 million in equal monthly payments during calendar 1999. All remaining amounts outstanding under the agreement were paid off in December 1999.

     In October 1997, the Company entered into a credit agreement with Textron Financial which converted into a term loan in May 1998 with monthly amortization derived from the cash flow generated from the respective mortgage related securities pledged as collateral. This term loan bears interest at the prime rate plus 2.5%, and matures in October 2002. The credit agreement governing the October 1997 revolving line of credit includes certain material covenants. These covenants include restrictions relating to extraordinary corporate transactions, maintenance of adequate insurance and complying with certain financial tests. These tests include complying with a minimal consolidated adjusted tangible net worth and that the consolidated adjusted leverage ratio shall not exceed 3:1. As of August 31, 1998, the Company's consolidated adjusted tangible net worth was $54.1 million below the minimum required and the consolidated adjusted leverage ratio was 0.53:1. On December 9, 1998, the parties agreed to temporarily amend the borrowing base definition for the period from September 30, 1998 through April 30, 1999 by increasing the borrowing base from 50% to 55%. On May 1, 1999, the borrowing base returned to 50%. The minimum consolidated tangible net worth covenant was also adjusted, commencing retroactively, as of September 30, 1998 and the Company agreed to paydown the line by approximately $405,000 (the amount exceeding the applicable maximum amount of tranche credit) and pay an accommodation fee of $10,000. As of August 31, 1999, the Company's consolidated adjusted tangible net worth was $19.4 million above the minimum required and the consolidated adjusted leverage ratio was 2.188:1. As of August 31, 1999, approximately $3.8 million was outstanding under the agreement.

     In August 1999, the Company million principal amount of Convertible Notes $7.0 million in secured notes. The proceeds were used to acquire The Money Centre, Inc. The facility is secured by a pledge of certain of the Company's mortgage related securities. The loan balance under this agreement bears interest at 12% and matures in August 2006. As of August 31, 1999, $7.0 million was outstanding under the agreement. The credit agreement includes certain material covenants. These covenants include restrictions relating to the security, maintenance and existing credit and servicing agreements. The holders of the notes may, per the provisions therein, convert to Common stock at a specified conversion price if such right is granted at the next annual shareholder meeting. The Company may also, per the provisions of the agreement, redeem the notes prior to maturity.

  Liquidity Uses

     The Company's liquidity is primarily used to originate loans, pay operating and interest expenses and historically, to fund the negative cash flow from the sale of loans in securitization transactions. Substantially all of the loans produced by the Company are sold. The Sovereign Warehouse Line is to be repaid primarily from the proceeds from the sale of loans collateralizing the line in the secondary market. The Company resumed the production of new loans on July 1, 1998. The Company's cash requirements necessitate continued access to sources of warehouse financing and sales of loans in the secondary market for premiums.

     The Company generally expects to incur monthly operating expenses of approximately $1.0 million. The Company currently does not have sufficient cash or cash equivalents on hand to fund such expenses after December 1999. Management expects that consummation of the sale of an additional $7.0 million principal amount of Convertible Notes to Value Partners, Ltd., as described above under "-- Liquidity Uses," will provide the Company with sufficient liquidity to pay its operating and capital expenditures through May 31, 1999. There can be no assurance that such funds will be sufficient to pay such expenditures or that unforeseen events will not cause additional liquidity shortages. The Company may effect a reduction in its real-estate lease expenditures through the subletting of all or a portion of its current office space. If the Company subleases all of its current office space, the Company intends to relocate its corporate offices to another location suitable for the Company's needs.

     In January 1999, the Company purchased substantially all of the assets of a retail production platform in Las Vegas, Nevada for approximately $3.3 million in cash.

     In February 1999, the Company repurchased $11.0 million of the Company's New Notes, which resulted in an extraordinary gain, net of income tax, of $4.8 million.

     In July 1999, the Company purchased all of the outstanding stock of The Money Centre, Inc. The principal components of the purchase price were $7.0 million of cash, 600,000 shares of Common Stock valued at $5 per share, and 20% of the pre-tax net cash flow of the post-acquisition divisions, for a period not to exceed 48 months.

     Net cash used in the Company's operating activities for the fiscal years ended August 31, 1998 and 1999 was $39.7 million and $35.0 million, respectively. During the fiscal year ended August 31, 1998 and 1999, cash provided by financing activities amounted to $70.4 million and $16.5 million, respectively.

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

     Compensation for assuming these risks is reflected in interest income and fee income. The following table provides information as of August 31, 1999 about the Company's mortgage related securities and other financial instruments that are sensitive to changes in interest rates. The table presents sensitivity analysis associated with fluctuations in prepayment speeds, increase or decrease in defaulted loans and the discount rates associated with valuing the securities.

     [Chart reflecting effect of changing interest rates on the Company's assumptions with respect to default rates, discount rates and prepayment rates on the Company's financial instruments with exposure to interest rate risk:]

 % Change in
Interest Rate         Default Rate           Discount Rate          Prepayment Rate
-------------        --------------          --------------         ---------------
    +5%              $ 7,678,000.75          $24,502,324.16         $28,079,035.55
    +3%              $17,230,044.52          $26,723,705.46         $28,669,981.20
    +1%              $22,583,836.57          $29,221,756.53         $29,428,379.99
     0%              $30,588,224.28          $30,588,224.28         $30,588,224.28
    -1%              $34,876,203.91          $32,041,379.05         $30,948,614.74
    -3%              $43,865,266.46          $35,236,513.33         $31,591,046.09
    -5%              $53,352,139.24          $38,872,357.72         $32,185,336.84


     Although the Company is exposed to credit loss in the event of non-performance by the borrowers, this exposure is managed through credit approvals, review and monitoring procedures into the extent possible restricting the period during which unpaid balances are allowed to accumulate.

     As of August 31, 1999 the net fair value of all financial instruments held by the Company with exposure to interest rate risk was approximately $31.8 million. The potential decrease in fair value resulting from a hypothetical 500 basis point increase in interest rates would be approximately $23.8 million.

     There are certain shortcomings inherent to the Company's sensitivity analysis. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, changes are rarely instantaneous. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react in line with changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates while interest rates on other types of assets and liabilities may lag behind changes in market rates. Prepayments on the Company's mortgage related instruments are directly affected by a change in interest rates. However, in the event of a change in interest rates, actual loan prepayments may deviate significantly from the Company's assumptions. Further, certain assets, such as adjustable rate loans, have features, such as annual and lifetime caps that restrict changing the interest rates both on a short-term basis and over the life of the asset. Finally, the ability of certain borrowers to make scheduled payments on their adjustable rate loans may decrease in the event of an interest rate increase.

EFFECTS OF CHANGING PRICES AND INFLATION

     The Company's operations are sensitive to increases in interest rates and to inflation. Increased borrowing costs resulting from increases in interest rates may not be immediately recoverable from prospective purchasers. The Company's loans held for sale consist primarily of fixed-rate long-term obligations the interest rates of which do not increase or decrease as a result of changes in interest rates charged to the Company. In addition, delinquency and loss exposure may be affected by changes in the national economy. See Note 5 to the Company's financial statements.

RECENT ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the entity to recognize all derivatives instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of these designated derivatives ("hedge accounting") depends on the intended use and designation. An entity that elects to apply hedge accounting is required to establish at the inception of its hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133" for fiscal quarters within all fiscal years beginning after June 15, 2000. The Company has not yet evaluated the effect of adopting SFAS 133.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by Mortgage Banking Enterprise" ("SFAS 134"), which allows the reclassification of mortgage-related securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, as required by FASB 115, to either available for sale or held to maturity based upon the Company's ability and intent to hold those investments. SFAS 134 is effective for fiscal 1999. The Company is no longer securitizing any of its mortgage loans and has continued to account for its remaining securitized mortgages as trading securities.

IMPACT OF THE YEAR 2000 ISSUE

     The term "Year 2000 Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's". These problems may also arise from other sources as well, such as embedded computer chips contained in devices and special codes in software that make use of the date field.

     The Company has developed plans to address the Year 2000 issues. The Company's present Year 2000 plan consists of five phases:

          (1) Inventory of business critical information technology assets;

          (2) Assessment of repair requirements:

          (3) Repair or replacement;

          (4) Testing of systems;

          (5) Creation of contingency plans in the event of Year 2000 failures.

     As of August 31, 1999, the Company had completed all five phases of the Year 2000 plan for its own business critical information technology assets including its accounting systems, loan origination systems, word and data processing systems, customer telephone service center, and business machines. The Company is relying upon the representations of third party vendors as to the Year 2000 readiness of certain of its software, its business machines, such as copiers and facsimile machines, and facilities, such as physical office locations. The Company does not have plans for testing embedded computer chips contained in devices, or in special codes in software that make use of the date field incidental to their operations. A contingency plan has been created in the event of Year 2000 failures.

     As of August 31, 1999, the Company had spent approximately $99,000 to purchase or upgrade portions of its own hardware/software. As part of its Year 2000 plan, the Company accelerated the schedule of implementation of certain of the Company's previously planned information technology projects. Therefore, the Company does not expect to defer any specific information technology project as a result of the implementation of its Year 2000 plan.

     The Company has completed an inquiry of substantially all of its strategic partners, vendors and third party entities with which it has material relationships, and compiled data related to their Year 2000 plans or assurances. The Company's reliance upon certain third parties, vendors and strategic partners, such as City Mortgage Services, for loan servicing, investor reporting, document custody and other functions, means that their failure to adequately address the Year 2000 issue could have a material adverse impact on the Company's operations and financial results. The Company has received assurances from its two major strategic partners, City Mortgage Services and Sovereign Bancorp, that they have implemented plans to address the Year 2000 issue. The Company has not evaluated these assurances for their accuracy and adequacy, or developed contingency plans in the event of their failure. The Company has received general assurances from a substantial number of its current vendors or other third parties. However, the Company has not evaluated these assurances for their accuracy and adequacy, or developed contingency plans in the event of their failure. Potential risks related to their failure to address Year 2000 issues are not reasonably estimable by the Company.

     The Company also relies upon certain government entities (such as U.S. Department of Housing and Urban Development and various state regulatory agencies), utility companies, telecommunication service companies and other service providers outside of the Company's control. There can be no assurance that such suppliers, government entities, or other third parties will not suffer a Year 2000 business disruption. Such failures could have a material adverse effect on the Company's financial condition and results of operations.

     In addition, the Company's credit risk associated with its borrowers may increase as a result of borrowers' individual Year 2000 issues. Negative impact of Year 2000 issues upon borrowers may result in borrowers' inability to pay, increases in delinquent loans, and a corresponding loss of residual income to the Company. While at this time, it is not possible to calculate the potential impact of such increased delinquent loans of defaults, it is believed that increased delinquencies and defaults would have a material adverse impact on the financial condition of the Company.

     Because of uncertainties, the actual effects of the Year 2000 issue on the Company may be different from the Company's current assessment. The effect on the Company's results of operations if the Company, its strategic partners, vendors or other third parties are not fully Year 2000 compliant is not reasonably estimable.

FORWARD LOOKING STATEMENTS

This Form 10-K and other statements issued or made from time to time by Altiva Financial Corporation or its representatives contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Such statements include statements regarding our intent, belief or current expectations as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in below. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Liquidity Risks

     Our business operations require continued access to adequate cash to fund, purchase and make mortgage loans, to pay interest on, and repay, our debts and to pay general and administrative expenses. We are currently dependent on the Sovereign Warehouse Line to fund, purchase and make mortgage loans before we sell them. If we successfully increase loan production, we will need increasingly larger amounts of cash for our operations.

  - We are currently experiencing a liquidity shortage

     During the period from August 31, 1999 to December 10, 1999, our cash and cash equivalents decreased from $10.5 million to $909,000. This decrease was attributable to operating performance being less than forecast and unexpected losses on the rule of loans during the period. As a result of the decrease, the Company's cash and cash equivalents currently on hand will not be sufficient to enable the Company to sustain operations past December 31, 1999. In addition, as a result of this decrease, the Company currently lacks sufficient liquidity to pay its outstanding debts, including accrued interest on the Company's outstanding indebtedness. While we are attempting to relieve our current liquidity shortage through the refinancing of our existing New Notes and the sale of additional Convertible Notes as described above in " -- Liquidity and Capital Resources," there can be no assurances that we will be successful in this effort. A failure to improve our current liquidity position will have a serious adverse effects on the Company, which may include:

     (1) defaults by the Company with respect to the Company's outstanding indebtedness, including its New Notes and Convertible Notes;

     (2) an inability by the Company to implement its strategic plan; and

     (4) insolvency

Risks Related to the Sale of Loans

     We historically have principally relied on selling loans in securitization transactions to generate cash. As a major part of our strategic initiatives, we intend to generate positive cash flow mainly by selling loans to institutional purchasers in the secondary market. Under the terms of the Flow Purchase Agreement with Sovereign Bancorp (the "Flow Purchase Agreement"), we have agreed to sell, and Sovereign Bancorp has agreed to buy, up to $100.0 million of our mortgage loans per quarter through September 2001. Sovereign Bancorp also has a right of first refusal to buy the balance of our loans, subject to our mutual agreement as to the purchase terms. The right of first refusal could make it more difficult for us to sell our loans to others if Sovereign Bancorp decides not to acquire some of our loans or if we cannot negotiate mutually acceptable terms for the purchase of our loans.

     The value of, and markets for, selling our loans are dependent on, among other things:

     (1) the willingness of banks, thrifts and other institutional purchasers to acquire Home Equity and Equity + loans;

     (2) the premiums over the principal amount of these loans that institutional purchasers are willing to pay; and

     (3) the resale market for our loans.

     The markets also are affected by more general factors, including general economic conditions, interest rates and government regulations. These factors currently affect, and may continue to affect, our ability to sell loans in the secondary market for acceptable prices within reasonable time frames. A reduction in the secondary market for first mortgage loans, home equity loans and high loan-to-value loans would hurt our ability to sell loans in the secondary market as well as our liquidity and future loan production. We cannot predict whether the liquidity of the secondary market will continue to diminish in the future.

  - Risks Associated with the Need For Alternative Financing

     If the amounts available under the Sovereign Warehouse Line to fund our loan production prior to its sale are insufficient to enable us to produce the volume of loans necessary for us to operate profitably or on a positive cash flow basis, we will have to seek out other sources of liquidity. This may include additional warehouse financing and debt and/or equity securities offerings. The Sovereign Warehouse Line terminates at the end of February 2000 and is renewable, at Sovereign's option, in six-month intervals for up to five years. Sovereign may terminate the Sovereign Warehouse Line if we do not sell them $100.0 million of loans in each fiscal quarter beginning with the calendar quarter ending March 31, 1999. If that happens, we cannot guarantee that additional financing will be available on favorable terms, or at all. If we are not successful in maintaining or replacing existing financing or obtaining additional financing, we would have to reduce our activities.

     Except for certain financial covenants in a pledge and security agreement entered into in April 1997, we are currently complying with the Sovereign Warehouse Line and agreements with our other lenders.

     As of December 1, 1999, we went into default with respect to our outstanding New Notes due to our failure to make a scheduled interest payment. We have 30 days to cure this default without penalty. As discussed above in "-- Liquidity and Capital Resources" we are currently attempting to refinance our New Notes. There can be no assurances that their refinancing will be successful.

     Before the recapitalization, we were in violation of our warehouse agreement, the indenture governing the Old Notes and agreements with our other lenders. If we breach or violate any covenant or condition contained in our borrowing arrangements, we might be unable to obtain funding for our operations which would have a material adverse effect on us.

     Some of our borrowing arrangements limit the amount of advances that can be made to us. These limitations are based on the value of, and the delinquency experience relating to, our mortgage related securities pledged to the lender. A decrease in the value of the pledged securities would reduce the amount of funds that we can borrow under the facilities, requiring us to pay down the loans.

  - Risk of Violation of Representations Made to Loan Purchasers

     We make representations and warranties to the purchasers of our mortgage loans regarding compliance with laws, regulations and program standards and the accuracy of information. Under certain circumstances we could become liable for damages or be required to repurchase a loan if there has been a breach of these representations or warranties. We generally receive similar representations and warranties from our loan sources. If these representations and warranties are breached, we would be subject to the risk that a loan source will not have the financial capacity to repurchase loans or that a loan source will not otherwise respond to our demands. We cannot guarantee that we will not experience losses due to breaches of representations and warranties in the future.

Risks Associated with Implementing Our New Strategic Plan

     Since February 1998, our business strategy has been substantially revised. Our new business strategy has three main components:

     (1) focusing on producing Home Equity loans and reducing our historical focus on the production of Equity + loans;

     (2) increasing loan production by acquiring other mortgage lending companies; and

     (3) selling loans produced by us for cash to institutional purchasers in a secondary market instead of selling loans in securitization transactions.

     During the three months ended August 31, 1998, we produced only $1.9 million principal amount of mortgage loans. For the year ended August 31, 1999,
we produced only $    million principal amount of mortgage loans. Our ability to increase loan production will depend on many factors, including our ability to:

     - successfully acquire and integrate the operations of other mortgage lending companies

     - offer attractive loan products to prospective borrowers

     - successfully market our loan products

     - establish, maintain and expand relationships with mortgage brokers and bankers

     - obtain and maintain increasingly larger lines of credit to fund loans prior to their sale

     - access capital markets

     - attract and retain qualified funding, quality control and other personnel

     You should consider our future prospects in light of the risks, delays, expenses and difficulties frequently encountered by an early-stage business in a highly-regulated, competitive environment. We cannot guarantee that we will implement successfully our new business strategy, develop our current operations in a timely or effective manner, or generate significant revenues, positive cash flow or profits.

Risks Associated with Our Management Team

     We cannot guarantee that the our management team will be able to operate effectively or implement successfully our new strategic plan. Our new management team's ability to manage our growth as we implement our strategic initiatives depends upon many factors, including their ability to:

     (1) maintain appropriate procedures, policies and systems to ensure that our loans perform at least in accordance with industry standards;

     (2) satisfy our need for additional financing on reasonable terms;

     (3) manage the costs associated with expanding our infrastructure, including systems, personnel and facilities; and

     (4) operate profitably and on a cash flow positive basis.

     If management cannot execute successfully our new business strategy, it will have a material adverse effect on our financial condition, results of operations and cash flow.

     Our expansion and development largely will be dependent upon the continued services of the senior members of our new management team including Champ Meyercord, our Chief Executive Officer, and J. Richard Walker, our Executive Vice President and Chief Financial Officer. The loss of the services of Messrs. Meyercord or Walker for any reason could have a material adverse effect on us. In addition, our future success will require us to recruit and retain additional key personnel, including additional sales and marketing personnel. We do not maintain key person life insurance on any members of senior management.

Performance of Future Acquisitions

     As part of our business strategy, we intend to acquire other mortgage lending companies. By acquiring other mortgage lending companies, we believe we can expand our loan production, while avoiding the time and expense required to build new mortgage loan production platforms. The value of these companies generally will be in their ability to immediately produce mortgage loans at a low cost. This type of value will typically be a substantial portion of the assets acquired and it is classified under generally accepted accounting principles as an intangible. Generally acceptable accounting principles require us to amortize (write off) expenses related to goodwill and other intangible assets that we acquire. This will reduce our earnings. Future acquisitions may also result in dilutive issuances of equity securities and our incurrence of additional debt. All of these factors could have a material adverse effect on our financial condition, results of operations and cash flows.

     Future acquisitions would involve numerous additional risks, including:

     - difficulties in the integration of the acquired company's operations, services, products and personnel

     - entry into markets in which we have little or no direct prior experience

     - the potential loss of the acquired company's key employees

     Mortgage lending companies that we acquire in the future may not perform in accordance with our expectations. We cannot predict whether we will identify acquisition opportunities, whether we can negotiate acquisitions on favorable terms or whether any acquisition will result in profitable operations in the future or be successfully integrated with our existing business.

     Acquisitions in which all or a portion of the purchase price is in shares of Common Stock would require, in certain cases, the written consent of each of City National Bank and Sovereign. We cannot guarantee that we would be able to obtain any such consent.

Risks Associated with Mortgage Backed Securities

  - Risks Related to our Junior Interest

     We historically have sold the greater portion of our Equity + and Title I loans in securitization transactions. As a result, we are at risk because these loans back our mortgage related securities. In a securitization transaction, the cash flow from the mortgage loans backing the securitization, principal and interest is first paid to the owners of the senior interests according to a pre-established schedule of required interest and principal payments. Payment of cash flow to our mortgage related securities is junior to the scheduled principal and interest payments to the senior interests.

     If the borrowers do not make their payments on the loans backing a securitization or if the payments are insufficient to make required principal and interest payments on the senior interests, the amounts that would be paid to us will be used to cover the shortfall. This would reduce or in some cases eliminate the stream of revenues that would have been paid to us on our mortgage related securities. If payments received from the loans backing a securitization are less than the amounts we anticipated at the time we sold the loans in a securitization transaction, we may be required to write down the fair value of our mortgage related securities retained in that securitization. This would result in a charge to earnings. We cannot guarantee that estimates of future losses on loans backing our mortgage related securities will be adequate in the future.

  - Risk of Write Down of the Value of Mortgage Backed Securities due to Poor Performance of Mortgage Loans

     We had to write down the fair value of our mortgage related securities during fiscal 1998. This write down resulted from unexpectedly high rates of prepayments, delinquencies, default, and credit losses. As a result, we substantially increased the anticipated prepayment rates, delinquency rates, default rates and credit losses on the mortgage loans backing our mortgage related securities. The new assumptions significantly decreased the cash flow we expected to receive on these securities in the future, which required us to reduce the fair value of our mortgage related securities to $34.8 million on August 31, 1998 compared to $106.3 million on August 31, 1997.

     In the future, we may have to make additional reductions in the carrying value of our mortgage related securities. We cannot guarantee that the prepayment rate, delinquency rate, default rate, and credit losses on the mortgage loans backing the securities will not increase above the levels we currently anticipate. If we have to further write down these securities' value, we may incur losses in the quarter when we write them down. We may then violate the net worth covenants in our borrowing agreements. Any of these events could have a material adverse effect on our financial condition and operations. For additional details concerning the valuation of our mortgage backed securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Securitization Transactions" and Notes 2, 5 and 17 to our financial statements located later in this prospectus.

  - Risks Related to Over-Collateralization

     As part of the sale of loans in securitization transactions, we are required to establish over-collateralization and/or build over-collateralization levels by retaining distributions of excess cash flow otherwise payable to us on our mortgage related securities. Excess cash flow results from the positive difference between the higher interest rate paid by our borrowers on the mortgage loans sold in the securitization and the lower yield paid to the owners of the senior interests in the trust established to own the loans sold by us. Over-collateralization serves as credit enhancement for the owners of the senior interests and is available to absorb losses realized on loans backing the securitization. Were it not for these over-collateralization requirements, we would be able to use the excess cash flow in our operations. Because of those requirements, if borrowers default on principal and interest payments on their loans, the securitization trust holding the mortgages would have to use part of the over-collateralization to pay the owners of the senior interests. This could delay, reduce or eliminate the excess cash flow otherwise payable to us on our mortgage related securities.

  - Risk Related to Interest Rate Spread

     During fiscal 1997, we sold $398.4 million principal amount of mortgage loans, that had a weighted-average interest rate of 14.0%, in securitization transactions. The $390.1 million principal amount of senior interests sold to institutional investors as part of these securitizations had an initial weighted-average interest rate of 6.88%. The $8.3 million difference between the amount of mortgage loans sold and the amount of senior interests sold creates the initial over-collateralization. The 7.1% difference between the interest paid by the borrowers and the interest paid to the owners of the senior interests (the "spread") declines over time primarily because of payoffs (including defaults) of the loans backing the securitization. The initial spread would be equal to 7.1% times $390.1 million, or $27.7 million annually plus interest at 14.0% on the $8.3 million principal amount of loans in the over-collateralization account. We use the spread and the cash flow from the loans in an initial over-collateralization to reduce the principal balances of the senior interests or fund the additional over-collateralization.

     The initial over-collateralization and retained amounts are determined by the entity that, as a condition to obtaining insurance, issues any guarantee of the related senior interests and/or by the rating agencies as a condition to obtaining the desired rating on the senior interests. If we use the spread and the cash flow from the loans in an initial over-collateralization in this manner, we will continue to be subject to the risks of faster than anticipated rates of voluntary prepayments, delinquencies, defaults and credit losses on foreclosure on the mortgage loans backing our mortgage related securities that we sold in prior securitizations.

     In addition, using the spread to fund reserves delays or in some cases eliminates cash distributions that we would be entitled to receive on our mortgage related securities. For a detailed explanation of excess cash flow, mortgage related securities and securitization transactions, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Securitization Transactions".

  - Risks Related to Loan Repurchases

     We agree to repurchase or replace loans that do not conform to our representations and warranties at the time we sell the loans. If we were required to repurchase or replace loans, we cannot guarantee that the loans repurchased or replaced repurchased could be sold at a price equal to our total cost of acquisition. For additional details, see "Business -- Loan Servicing" and "-- Sale of Loans" and Note 2 to our financial statements.

Risks from the Sale of Servicing Rights

     We historically have sold substantially all of our mortgage loans with servicing retained. This means that we retained the right to service the loans. As part of the recapitalization, we sold our existing mortgage loan servicing rights, including the right to service all of the mortgage loans backing our mortgage related securities, to City Mortgage Services. To the extent that City Mortgage Services is ineffective in servicing these loans, we would experience increased delinquencies, defaults and credit losses, which would have an adverse effect on us. Consequences could include the additional write downs of the fair value of our mortgage related securities and a restriction on our ability to access capital markets for our future financing requirements.

     The delinquency and default rates on the mortgage loans backing our mortgage related securities has increased significantly since we sold the servicing rights on these loans to City Mortgage Services. In the past, this increase in delinquencies and defaults has caused us to write down the fair value of these securities. We cannot guarantee that City Mortgage Services will perform up to industry standards, which could result in the adverse consequences described above. If City Mortgage Services does not perform well, we have the right to terminate City Mortgage Services. However, we would have to find a new servicer for these loans after such a termination. We might be unable to find an appropriate servicer or, if identified, we may not be able to hire such servicer on favorable terms.

Interest Rate Risks

     Changes in interest rates affect our business by decreasing the demand for loans during periods of higher interest rates and increasing prepayment rates during periods of lower interest rates. The profits we realize from loans are, in part, a function of the difference between the fixed long term interest rates we charge to borrowers and the adjustable short term interest rates we pay on the Sovereign Warehouse Line, which we use to fund loans until we sell them.

     Generally, short-term rates are lower than long-term rates. We benefit from the positive interest rate differential during the time we own the loans pending their sale. During the period from 1994 to the present, the interest rate differential was high. Interest rates are not predictable or controllable, and we cannot predict whether the positive interest rate differential will continue in the future. A change in the differential could have a material adverse effect on our financial position, results of operations and cash flows.

     Changes in interest rates during the period between the establishment of the borrowers' interest rate on a loan and the sale of the loan affect the revenues we realize. As part of our loan production process, we issue loan commitments (sometimes referred to as "interest rate locks") for periods of up to 30 days to mortgage bankers and brokers. The period of time between the closing of a loan and the sale of the loan generally ranges from 10 to 90 days. Increases in interest rates during these periods will result in lower gains (or even losses) on loan sales than would be recorded if interest rates had remained stable or had declined. We intend to expand our loan production, increase the amount of our borrowings under the warehouse lines of credit and increase the amount of loans held for sale, which will increase our exposure to the risk of interest rate increases.

     Increases in interest rates also may require us to write down the fair value of our mortgage related securities, which could have a material adverse effect on our financial condition, results of operations, and cash flows. This interest rate is the rate we believe would be used by a third party in determining the value of our mortgage related securities. Increasing the rate at which we discount to present value the cash flow we expect to receive on our mortgage related securities reduces their fair value. Decreases in interest rates may result in increased prepayment rates which may require us to write down the fair value of our mortgage related securities.

Risk of Variations in Quarterly Operating Results

     Several factors affecting our business can cause significant variation in our quarterly operating results. Variations in the volume of our production, differences between our costs of borrowings and the average interest rates paid by our borrowers, our inability to complete scheduled loan sale transactions and the condition of the mortgage loan industry and the specialty finance industry can result in significant increases or decreases in our revenues from quarter to quarter. A delay in closing a particular loan sale transaction during a particular quarter would postpone recognition of revenues and gain or loss on the sale of those loans. In addition, unanticipated delays in closing a particular loan sale transaction would also increase our exposure to interest rate fluctuations by lengthening the period during which our variable rate borrowings under the Sovereign Warehouse Agreement are outstanding. If we were unable to sell a sufficient number of loans at a premium in a particular reporting period, our revenues for that period would decline, resulting in lower net income and possibly a net loss for that period. This could have a material adverse effect on our financial condition and results of operations.

Risks Associated with Delinquencies and Defaults on Loans

     Potential loan delinquencies and defaults by our borrowers expose us to risks of loss and reduced net earnings. During economic slowdowns or recessions, loan delinquencies, defaults and credit losses generally increase. In addition, significant declines in market values of residences securing the loans reduce homeowners' equity in their homes. The limited borrowing power of our customers also increases the likelihood of delinquencies, defaults and credit losses on foreclosure. For Home Equity loans, we rely primarily on the appraised value of the borrower's home and for Equity + loans we rely on the creditworthiness of the borrower. We determine the amount of a loan based on the loan-to-value ratio and the borrower's creditworthiness. After a default by a borrower, we, or the servicer of the mortgage loan, evaluates the cost effectiveness of foreclosing on the property. Such default may cause us to charge our allowances for credit losses on loans held for sale, except to the extent that FHA insurance proceeds are available. If we must take losses on a loan backing our mortgage related securities or loans that exceed our allowances, our financial position, results of operations and cash flows could suffer.

     Many of our borrowers have limited access to consumer financing for a variety of reasons, including insufficient home equity value and unfavorable past credit histories. We are subject to various risks associated with these borrowers, including, but not limited to, the risk that borrowers will not pay interest and principal due, and that the value received from the sale of the borrower's residence in a foreclosure will not be sufficient to repay the borrower's obligation to us.

     The risks associated with the our business increase during an economic downturn or recession. These periods also may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use the value of their homes to support borrowings and increases the loan-to-value ratios of our loans and the loans backing our mortgage related securities. This weakens collateral values and the amount, if any, obtained upon foreclosures.

     The frequency and severity of losses generally increases during economic downturns or recessions. Because our borrowers generally do not satisfy criteria of government agencies that traditional lenders rely on in evaluating whether to make loans to potential borrowers, these borrowers do not qualify for traditional "A" credit loans. The actual rate of delinquencies, foreclosures and credit losses on these loans are often higher under adverse economic conditions than those currently experienced in the mortgage loan industry in general because of the lower credit quality of the borrower. Any sustained period of increased delinquencies, foreclosures and losses could hurt our financial condition, results of operations and cash flows.

Litigation; Risk of Claims

     In the ordinary course of business, we are subject to claims made by borrowers and private investors from, among other things, losses allegedly incurred as a result of potentially breaches of fiduciary obligations and misrepresentations, errors and omissions of our employees, officers and agents. Industry participants are frequently named as defendants in litigation involving alleged violations of federal and state consumer lending laws because of the consumer-oriented nature of the industry and uncertainties with respect to the application of various laws and regulations. Pending claims and any claims made in the future may result in legal expenses or liabilities which could have a material adverse effect on our financial condition, results of operations and cash flows. For details about pending litigation, see "Business -- Legal Proceedings" located elsewhere in this report.

Competition

     We face intense competition in producing and selling Home Equity loans and Equity + loans. Our competitors include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrifts, credit card issuers and insurance finance companies. Many of these competitors are substantially larger than we are. In addition, our competitors may have more capital and other resources and a lower cost of capital than we do. In addition, we may face competition from government-sponsored entities which have entered the market for non-conforming mortgage loans. Existing mortgage loan purchase programs may be expanded by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Government National Mortgage Association ("GNMA") to include non-conforming mortgages, particularly loans similar to our Home Equity loans. Entries of government-sponsored entities into the non-conforming loan market may reduce the interest rate borrowers are willing to pay on our mortgage loans and may reduce or eliminate premiums on their sale.

     Industry participants compete for business in many ways. Some provide borrowers more convenience in obtaining a loan, some have better customer service and others have strong marketing and distribution channels. This industry has a relatively low barrier to entry, which permits new competitors to enter the broker-sourced loan market quickly. This may lower the rates we can charge borrowers, potentially lowering gains on future loan sales. If any of our competitors significantly expand their activities in our markets, such action could have a material adverse effect on us.

     Changes in interest rates and general economic conditions may also affect our competition. During periods of increasing interest rates, competitors who have locked in low borrowing costs may have a competitive advantage. During periods of declining rates, competitors have solicited, and may in the future solicit, our customers to refinance their loans. To the extent these solicitations are successful, the prepayment rates on the loans backing our mortgage related securities may increase beyond the levels currently anticipated which may result in a write down in the fair value of these securities.

     We depend on mortgage brokers and bankers for substantially all of our mortgage loan production. These mortgage brokers and bankers generally deal with multiple lenders for each prospective borrower. Our competitors also attempt to establish relationships with these entities, none of which are contractually or otherwise obligated to deal exclusively, or to continue to do business, with us. In addition, we expect the volume of broker and mortgage banker-sourced loans funded and purchased by us to increase significantly. Our future operating and financial results may be more susceptible to fluctuations in the volume and cost of our broker and mortgage banker-sourced loans from, among other things, competition from other purchasers of these loans.

     As we expand our retail, broker and mortgage banker-sourced loan production into new geographic markets, we will face competition from lenders with established positions in these markets. We cannot predict whether we will be able to compete successfully with those established lenders.

Volatility of Stock Price

     The price of our Common Stock has experienced significant volatility since our initial public offering in November 1996. The market price of our common stock, as adjusted to reflect a one-for-ten reverse stock split which became effective on March 22, 1999, has ranged from a high of $157.50 per share to a low of $1.00 per share through December 13, 1999. As of December 13, 1999, the last sale price of our Common Stock as reported on the Nasdaq SmallCap Market was $2.19 per share. The stock market recently has experienced extreme price and volume fluctuations which may be unrelated to the operating performance of particular companies. Market conditions in the specialty finance industry and factors such as legislative and regulatory changes, announcements of new products and services by us, our competitors or third parties, and changes in earnings estimates by analysts may have a significant effect on the price of our Common Stock.

Risk of Failing to Comply with the Listing Requirements of the Nasdaq SmallCap Market

     The Nasdaq SmallCap Market requires that all listed companies maintain certain levels with respect to each of the following:

     - net tangible assets
     - number of publicly held shares
     - value of capital stock traded in the Nasdaq SmallCap Market
     - bid price
     - number of stockholders
     - number of market makers

If we fail to comply with any of these requirements, our shares of Common Stock could be delisted from the Nasdaq SmallCap Market. If our Common Stock was delisted, we cannot guarantee that there would be a market for you to trade in the Common Stock.

Factors Inhibiting Takeover; Effect of Change of Control

     Sovereign and City Holding Company each has a right of first refusal to acquire us if our board of directors decides to offer us for sale. In addition, the change of control provisions of the New Notes, as well as the change in for sale control provisions of certain of our other credit arrangements and employment agreements with our senior executives, could inhibit a takeover attempt by a third party.

     Certain provisions of our Certificate of Incorporation and Bylaws may delay, defer or prevent a takeover attempt by a third party. Our Certificate of Incorporation authorizes the board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock and to fix the number of shares and designation of any series of preferred stock without any vote or action by our stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control, since the terms of the preferred stock that might be issued could potentially prohibit or otherwise restrict our ability to consummate any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of the preferred stock. Other provisions of our Certificate of Incorporation and Bylaws provide that special meetings of the stockholders may be called only by the board of directors or upon the written demand of the holders of not less than 30% of the votes entitled to be cast at a special meeting.

Legislative and Regulatory Risks

     Our business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities. These rules and regulations, among other things, impose licensing obligations on us, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, govern credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. If we do not comply with these requirements, many of which are highly technical, we could lose our approved status, our servicing contracts could be terminated or suspended without compensation to the servicer, we could face demands for indemnification or mortgage loan repurchases, we may suffer the exercise of certain rights of rescission for mortgage loans by our borrowers, and we may be subject to class action lawsuits and administrative enforcement actions.

     The Internal Revenue Service is considering a rule that would require lenders to "flag" all of their high loan-to-value loans and to inform consumers that some portion of their interest payments on high loan-to-value loans are not tax-deductible. The adoption of this change could have an adverse affect on our Equity + loan production. In addition, Congress is considering a recommendation of the National Bankruptcy Review Commission that, if adopted, would treat in a consumer bankruptcy proceeding the portion of a second mortgage loan that exceeds the value of a house as unsecured debt. Adoption of these or more restrictive laws, rules and regulations would have an adverse effect on our financial condition, results of operations and cash flows.

     Members of Congress and government officials periodically have suggested the elimination of the mortgage interest as a deduction for federal income tax purposes in certain situations, based on, among other things, borrower income, type of loan or the principal amount of the loan. Because many of our loans are used by borrowers to consolidate consumer debt, make home improvements or for other consumer needs, the reduction or elimination of these tax benefits could substantially reduce the demand for the type of loans that we offer.

Environmental Risks

     In the course of our business, we have acquired, and may acquire in the future, residences that are the collateral or security for loans that are in default. There is a risk that hazardous substances or waste, contaminants, pollutants or their sources could be discovered on-site after these residences are acquired by us. In that event, we may be required by law to remove the substances from the residences at our cost and expense. We cannot guarantee that: (1) the cost of removal would not substantially exceed the value of the residence that is the collateral or security for a loan; (2) we would have adequate remedies against the prior owner or other responsible parties; or (3) we would be able to sell the residence prior to or following the removal.

  Year 2000

     At August 31, 1998, the Company had begun to make inquiry of substantially all of its strategic partners, vendors and third party entities with which it has material relationships, and had begun to compile data related to their Year 2000 plans. The Company's reliance upon certain third parties, vendors and strategic partners for loan servicing, investor reporting, document custody and other functions, means that their failure to adequately address the Year 2000 issue could have a material adverse impact on the Company's operations and financial results. The Company has received assurances from its two major strategic partners, City Mortgage Services and Sovereign, that they have implemented plans to address the Year 2000 issue. The Company has not evaluated these plans or assurances for their accuracy and adequacy, or developed contingency plans in the event of their failure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are listed under Item 14 (a) of this Annual Report and are filed as part of this report on the pages indicated, and the supplementary data are included in the notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of the Company as of August 31, 1999.

                      NAME                        AGE                      POSITION
                      ----                        ---                      --------
Champ Meyercord.................................  59    Chairman of the Board and Chief Executive
                                                        Officer
J. Richard Walker...............................  53    Executive Vice President and Chief Financial
                                                        Officer
Spencer I. Browne...............................  49    Director
Hubert M. Stiles, Jr............................  52    Director
David J. Vida, Jr...............................  33    Director
John D. Williamson, Jr..........................  64    Director

     Edward B. "Champ" Meyercord has been Chairman and Chief Executive Officer of the Company since July 1998 and, prior thereto, he was a special consultant to the Company from May 1998 to July 1998. From 1994 to 1998, Mr. Meyercord was a senior investment banker with Greenwich Capital Markets, most recently as a co-head of the Mortgage and Asset Backed Finance Group. In addition to his involvement with asset backed securities, Mr. Meyercord was involved in the development of financing vehicles for specialty finance companies. Greenwich Capital Markets has performed investment banking services for the Company since 1994. Prior to 1994, Mr. Meyercord was a co-managing partner of Hillcrest Partners, a private investment bank specializing in mergers and acquisitions for financial institutions. Mr. Meyercord is a member of the Board of Directors of The National Home Equity Mortgage Association.

     J. Richard Walker has been Executive Vice President and Chief Financial Officer of the Company since October 1998. Since 1988, Mr. Walker has been principal of Walker & Mikloucich, P.C., an accounting firm. Since 1986, Mr. Walker has been managing director of Vulcan Capital, Inc., formerly TVG Associates, Inc., a business advisory services firm.

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

     David J. Vida, Jr. Mr. Vida has been a Director of the Company since June 1998. Since July 1996, Mr. Vida has been President of City Mortgage Services, a division of City National Bank. Mr. Vida served as Chief Financial Officer of Prime Financial Corp. from June 1994 until June 1996. From January 1992 to June 1994, Mr. Vida was a Senior Accountant for KPMG Peat Marwick LLP.

     John D. Williamson, Jr. has been a Director of the Company since September 1998. Since January 1997, Mr. Williamson has been engaged in the corporate practice of law and as a consultant. From 1983 to January 1997, Mr. Williamson worked in various capacities at Transport Life Insurance Company (a subsidiary of Travelers Group, Inc.) including Chief Executive Officer, Vice Chairman of the Board, and Chairman of the Board.

ELECTION AND COMPENSATION OF DIRECTORS

     The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. The Company's directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. The Company reimburses all directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as directors. Members of the Board of Directors of the Company who are not employees of the Company receive an annual retainer fee of $30,000. Directors are also reimbursed for their expenses incurred in attending meetings of the board of directors and its committees.

MEETINGS OF THE BOARD OF DIRECTORS

     During fiscal 1999, the Board of Directors held a total of 12 meetings. All directors attended at least 75% of all Board and committee meetings during fiscal 1999.

COMMITTEES OF THE BOARD OF DIRECTORS

     The board of directors has delegated certain functions to the following standing committees:

     Audit Committee. The Audit Committee's functions include recommending to the board the engagement of the Company's independent certified public accountants, reviewing with the accountants the plan and results of their auditor the Company's financial statements and determining the independence of the accountants. The Audit Committee held SIX meetings in fiscal 1999. The Audit Committee is currently composed of Messrs. Stiles, Browne and Vida.

     Compensation Committee. The Compensation Committee has the authority to approve the compensation of the Company's executive officers. The Compensation Committee held THREE meetings in fiscal 1999. Currently, the Compensation Committee consists of Messrs. Williamson and Browne.

     Nominating Committee. The Company currently does not maintain a nominating committee.

     Plan Committee. The Plan Committee was established in January 1999 to administer the Company's 1999 Incentive Stock Plan. The Plan Committee is currently composed of Messrs. Stiles and Williamson. The Plan Committee met two times during fiscal 1999.

SECTION 16 BENEFICIAL REPORTING

     Based solely on the review of all forms required to be filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company discloses the following: on October 26, 1998, Messrs. Meyercord, Browne, Ralser and Vida filed each filed a late Form 5 with respect to fiscal year 1998; on January 11, 1999, Mr. Walker filed a late Form 3 with respect to his appointment as Executive Vice President and Chief Financial Officer of Altiva in October 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation earned by the Company's chief executive officer and the other executive officer as of August 31, 1999 whose annual salary and bonus during fiscal 1999 exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                                COMPENSATION
                                                                                   AWARDS
                                             ANNUAL                             ------------
                                          COMPENSATION                           NUMBER OF
                             FISCAL   ---------------------    OTHER ANNUAL       OPTIONS         ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR     SALARY      BONUS      COMPENSATION(1)    GRANTED(2)    COMPENSATION(3)
---------------------------  ------   --------   ----------   ---------------   ------------   ---------------
Champ Meyercord(4).......     1999    $306,627   $  250,000       $    --               --        $     --
  Chairman of the             1998      63,462           --            --          481,859
  Board and Chief             1997          --           --            --               --              --
  Executive Officer
J. Richard Walker(5).....     1999    $183,333           --       $ 1,000           50,000              --
  Executive Vice              1998          --           --            --               --              --
  Chief Financial             1997          --           --            --               --              --
  Officer
Wm. Paul Ralser(6).......     1999    $264,423           --       $ 1,547               --              --
  President and Chief         1998          --           --            --               --              --
  Operating Officer           1997          --           --            --               --              --
James L. Belter(7).......     1999    $ 58,333   $120,000(8)      $ 2,519               --              --
  Executive Vice              1998     212,519    100,000(8)        9,919                          135,868
  President and               1997     180,003    100,000(8)       15,896           10,000              --
  Treasurer

---------------

(1) Other annual compensation consisted of car allowances, contributions to 401(k) plans and moving expenses.
(2) See "-- Employment Agreements" and "-- Company Stock Option Plans" below.
(3) All other compensation consisted of funds received from the Company to repurchase outstanding SARs and stock options.
(4) Mr. Meyercord became Chief Executive Officer of the Company in August 1998.
(5) Mr. Walker became Executive Vice President and Chief Financial Officer of the Company in October 1998.
(6) Mr. Ralser began employment with the Company on September 1, 1998 and resigned from the Company on July 31, 1999.
(7) Mr. Belter resigned from the Company on November 30, 1998.
(8) Bonuses paid to Mr. Belter during fiscal years 1996 and 1997 were discretionary bonuses determined by the Board of Directors. The bonus paid during fiscal 1998 was paid pursuant to an employment contract entered into with Mr. Belter in August 1997.

     The following table sets forth certain information concerning grants of stock options made during the fiscal year ended August 31, 1999 to the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                     NUMBER OF
                                     SECURITIES   PERCENT OF TOTAL
                                     UNDERLYING   OPTIONS GRANTED
                                      OPTIONS     TO EMPLOYEES IN     EXERCISE     EXPIRATION      POTENTIAL
NAME                                 GRANTED(#)     FISCAL YEAR      PRICE($/SH)      DATE      REALIZABLE VALUE
----                                 ----------   ----------------   -----------   ----------   ----------------
Champ Meyercord....................        --             --               --            --
  Chairman of the
  Board and Chief
  Executive Officer
James L. Belter....................        --             --               --            --
  Executive Vice
  President and
  Treasurer (1)
J. Richard Walker..................    50,000          12.7%           $15.00       1/12/09         $250,000
  Executive Vice
  President and Chief
  Financial Officer

---------------

(1) Mr. Belter resigned from the Company on November 30, 1998.

     The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of August 31, 1999. No stock options were exercised by the Named Executive Officers during the fiscal year ended August 31, 1999. See "-- Company Stock Option Plans."

                 AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

                                                                                   VALUE OF UNEXERCISED
                                                     NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
                                                        OPTIONS HELD AT                   HELD AT
                                                        AUGUST 31, 1999             AUGUST 31, 1999(1)
                                                  ---------------------------   ---------------------------
                                                  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                                  -----------   -------------   -----------   -------------
Champ Meyercord.................................   160,620         321,239       $     --             --
J. Richard Walker...............................        --          50,000             --             --

---------------

(1) The closing sales price of the Company's common stock as reported on the Nasdaq Small Cap Market on August 31, 1999 was $4.50, as adjusted to reflect the one-for-ten reverse stock split. All options held by Messrs. Belter, Meyercord and Walker as of August 31, 1999 were granted at exercise prices in excess of such market price.

EMPLOYMENT AGREEMENTS

     On June 23, 1998, the Company entered into an employment agreement with Champ Meyercord pursuant to which Mr. Meyercord became the Chairman of the Board and Chief Executive Officer of the Company. The Company and Mr. Meyercord elected to renegotiate the original employment agreement and entered into a new employment agreement (the "Meyercord Agreement") on February 12, 1999. The initial term of the Meyercord Agreement terminates on December 31, 2001 and the agreement will continue on a year-to-year basis unless terminated by either party. The Meyercord Agreement provides for an initial annual base salary of $300,000. From the date of the Meyercord Agreement until December 31, 1998, Mr. Meyercord is entitled to a bonus of at least $250,000. For each subsequent calendar year during the term of the agreement, Mr. Meyercord shall be entitled to receive bonuses pursuant to a management incentive compensation plan for senior management to be established by the Company. Pursuant to the Meyercord

Agreement Mr. Meyercord was granted options to purchase 481,859 shares of common stock upon approval by the Company's stockholders of the 1999 Plan.

     Upon termination of the agreement for "cause," Mr. Meyercord will be entitled to receive his base salary through the effective date of termination and any determined but unpaid incentive compensation for any bonus period ending on or before the date of termination. In the event of his termination by the Company "without cause" or his voluntary termination on six months notice, Mr. Meyercord will be entitled to (1) any unpaid base salary through the date of termination, (2) accrued but unpaid incentive compensation, if any, for the bonus period ending on or before the date of termination, (3) the continuation of any benefits through the expiration of the Meyercord Agreement and (4) the payment, through the date of expiration of the Meyercord Agreement, of his base salary and incentive compensation (in an amount equal to the incentive compensation paid to Mr. Meyercord for the calendar year immediately preceding termination). In the event of a change of control of the Company accompanied within two years by either (1) termination of Mr. Meyercord's employment by the Company "without cause" or (2) Mr. Meyercord's voluntarily termination for "good reason," Mr. Meyercord will be entitled to the amounts receivable upon a termination "without cause." In addition, upon a change of control any vested stock options granted to Mr. Meyercord will accelerate and become immediately vested. The Meyercord Agreement contains a non-competition provision that generally prohibits Mr. Meyercord from competing with the Company during his employment by the Company and for the lesser of the two-year period following the termination of his employment for any reason or the period of time during which Mr. Meyercord is entitled to continuing payments from the Company due to a termination of the Meyercord Agreement due to disability, voluntary termination, termination "without cause" or change of control of the Company.

     On September 1, 1999, the Company entered into an employment agreement with
J. Richard Walker, employing Mr. Walker as Executive Vice President and Chief Financial Officer of the Company. The initial term of the employment agreement (the "Walker Agreement") terminates on August 31, 2001 and the agreement will continue on a year-to-year basis unless terminated by either party. The Walker Agreement provides an initial annual base salary of $200,000. For each fiscal year during the term of the agreement, Mr. Walker shall be entitled to receive bonuses pursuant to a management incentive compensation plan to be established by the Company. Pursuant to the terms of the Company's stock option plan and the agreement, Mr. Walker is eligible to receive options to purchase shares of stock at the discretion of the Company's stock option plan committee.

     Upon termination of the agreement for "cause," Mr. Walker will be entitled to receive his base salary through the effective date of termination and any determined but unpaid incentive compensation for any bonus period ending on or before the date of termination. In the event of his termination by the Company "without cause" or termination by Mr. Walker for "good reason" on six months notice, Mr. Walker will be entitled to (1) any unpaid base salary through the date of termination, (2) accrued but unpaid incentive compensation, if any, for the bonus period ending on or before the date of termination, (3) the continuation of any benefits through the expiration of the Walker agreement, and
(4) the payment, through the date of expiration of the Walker Agreement, of his base salary and incentive compensation (in amount equal to the incentive compensation paid to Mr. Walker for the calendar year immediately preceding termination). In the event of a change of control of the Company accompanied within two years by either (1) termination of Mr. Walker's employment by the Company "without cause" or (2) Mr. Walker's voluntary termination for "good reason", Mr. Walker will be entitle to the amounts receivable upon a termination "without cause". In addition, upon a change of control any vested stock options granted to Mr. Walker will accelerate and become immediately vested. The Walker Agreement contains a non-competitive provision that generally prohibits Mr. Walker from competing with the Company during his employment by the Company and for the one-year period following the termination of his employment for any reason.

     During fiscal 1999, James Belter, the Company's Executive Vice President and Chief Financial Officer until November 30, 1998, was employed pursuant to an employment agreement entered into in August 1997. The employment agreement provided that Mr. Belter was entitled to receive discretionary performance bonuses based on factors determined by the Committee and the board of directors in accordance with the

Company's executive bonus pool program. Notwithstanding the foregoing, Mr. Belter was guaranteed to receive a bonus of $100,000 for each of the first two years of his employment agreement.

COMPANY STOCK OPTION PLANS

  1996 Plan

     Under the Company's 1996 Employee Stock Option Plan (the "1996 Plan"), 1,000 shares of Common Stock remain reserved for issuance upon exercise of stock options. The 1996 Plan was designed as a means to retain and motivate key employees and directors. The Board of Directors, or a committee thereof, administers and interprets the 1996 Plan and is authorized to grant options thereunder to all eligible employees and directors of the Company, except that no incentive stock options (as defined in Section 422 of the Code) may be granted to a director who is not also an employee of the Company or a subsidiary. The 1996 Plan provides for the granting of both incentive stock options and nonqualified stock options. Options may be granted under the 1996 Plan on such terms and at such prices as determined by the Board of Directors, or a committee thereof, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Common Stock on the date of grant. Each option is exercisable after the period or periods specified in the related option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. Options granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of stock of the Company must have an exercise price of at least 110% of the fair market value of the Common Stock on the date of grant and a term of no more than five years. The 1996 Plan also authorizes the Company to make or guarantee loans to optionees to enable them to exercise their options. Such loans must (1) provide for recourse to the optionee, (2) bear interest at a rate no less than the prime rate of interest, and (3) be secured by the shares of common stock purchased. The Board of Directors has the authority to amend or terminate the 1996 Plan, provided that no such action may impair the rights of the holder of any outstanding option without the written consent of such holder, and provided further that certain amendments of the 1996 Plan are subject to stockholder approval. Unless terminated sooner, the 1996 Plan will continue in effect until all options granted thereunder have expired or been exercised, provided that no options may be granted ten years after commencement of the 1996 Plan. In connection with the spin-off of the Company, all options outstanding under the 1996 Plan were converted into SARs in August 1997. In October 1997, the Company repurchased all SARs outstanding under the 1996 Plan.

  1997 Plan

     In August 1997, the Company's Board of Directors adopted the Company's 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan was approved by the stockholders of the Company in June 1998. Under the 1997 Plan, as amended, 200,000 shares of Common Stock are reserved for issuance upon the exercise of stock options and/or SARs. The Board of Directors, or a committee thereof, administers and interprets the 1997 Plan and is authorized to grant options and/or SARs thereunder to any person who has rendered services to the Company, except that no incentive stock options may be granted to any person who is not also an employee of the Company or any subsidiary. As of August 31, 1998, a total of 12,000 options had been granted under the 1997 Plan, of which 6,325 were held by directors and executive officers.

  1999 Plan

     In February 1999, the Company's stockholders approved the Company's 1999 Incentive Stock Plan (the "1999 Plan"). 1,200,000 shares were reserved for issuance under the 1999 Plan. The 1999 Plan provides for the issuance of options and restricted stock to certain of the Company's employees and outside directors and the issuance of SARs to certain of the Company's key employees. The 1999 Plan is administered by a committee of two or more of the Company's outside directors each of whom must satisfy the requirements for a "non-employee" director under Rule 16b-3 of the Securities Exchange Act of 1934 and an "outside director" under Section 162(m) of the Code. No Key Employee of the Company (as defined in the 1999 Plan) may be granted an option or SAR with respect to more than 150,000 shares of the Company's Common Stock, except that an option to purchase 481,859 shares of common stock may be granted to the Company's chief executive officer in connection with the renegotiation of his June 23, 1998 employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 1, 1999, information with respect to the beneficial ownership of the Common Stock by (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (2) each director of the Company, (3) each of the Named Executive Officers, and (4) all directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

                                                               NUMBER OF SHARES     PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                       BENEFICIALLY OWNED   OWNERSHIP(2)
---------------------------------------                       ------------------   -------------
DIRECTORS AND EXECUTIVE OFFICERS:
Champ Meyercord(3)..........................................        163,120             8.1%
J. Richard Walker...........................................             --               *
Spencer I. Browne(4)........................................         70,976             1.8
Hubert M. Stiles, Jr.(5)(6).................................        675,569            17.0
David J. Vida, Jr.(6).......................................          1,666               *
John D. Williamson, Jr.(6)..................................          3,666               *
All executive officers and directors of the Company as a
  group (6 persons).........................................        856,842            21.4
OTHER LARGE STOCKHOLDERS:
Value Partners, Ltd.(7).....................................      1,466,674            36.7
City National Bank(8).......................................      1,333,336            33.4
Sovereign Bancorp(9)........................................      1,333,336            33.4
Friedman, Billings, Ramsey Group, Inc.(10)..................        974,245            24.4
Emanuel J. Friedman(10)(11).................................        666,666            16.7
T. Rowe Price Recovery Fund II, L.P.(5).....................        675,569            16.9
First Fidelity Bancorp, Inc.(12)............................        333,335             8.3
Merrill Lynch Phoenix Fund, Inc.(13)........................        300,000             7.5
Premium Total Return Fund(14)...............................        266,667             6.7
Rodney D. Atkinson..........................................        200,000             5.0

---------------

   * Less than 1%
 (1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this prospectus upon the exercise of options and warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this prospectus have been exercised. Unless otherwise stated, the address for each of the following persons is 1000 Parkwood Circle, 6th Floor, Atlanta, Georgia 30339.
 (2) Based on 3,995,347 shares of common stock outstanding as of December 1, 1999.
 (3) Includes 160,620 shares issuable upon the exercise of currently outstanding options.
 (4) Includes 67,250 shares issuable upon the exercise of currently outstanding options.
 (5) The address of Mr. Stiles and T. Rowe Price Recovery Fund II, L.P. is 100 East Pratt Street, Baltimore, Maryland 21202. Represents shares beneficially owned by T. Rowe Price Recovery Fund II, L.P., T. Rowe Price Recovery Fund II Associates, L.L.C. and T. Rowe Price Associates, Inc. (of which Mr. Stiles is a vice president). Mr. Stiles disclaims beneficial ownership of these shares. Based on a Schedule 13G filed with the SEC on July 10, 1998. Includes 3,151 shares currently issuable pursuant to the conversion of Convertible Notes in which T. Rowe Price Recovery Fund II, L.P. has a participation interest.
 (6) Includes 1,666 shares issuable upon the exercise of currently outstanding options.
 (7) The address of Value Partners, Ltd. is 4514 Cole Avenue, Suite 808, Dallas, Texas 75205. Represents shares issuable upon the conversion of 22,000 shares of Preferred Stock and 11,027 shares currently issuable upon the conversion of Convertible Notes owned by Value Partners, Ltd..

 (8) City National Bank's address is 25 Gatewater Road, Charleston, West Virginia 25313. Represents (i) 666,670 shares issuable upon conversion of Preferred Stock and (ii) 666,666 shares issuable upon exercise of currently outstanding options.
 (9) Sovereign Bancorp's address is 1130 Berkshire Boulevard, P.O. Box 12646, Reading, Pennsylvania 19612. Represents (i) 666,670 shares issuable upon conversion of Preferred Stock and (ii) 666,666 shares issuable upon exercise of currently outstanding options.
(10) The address of Friedman, Billings, Ramsey Group, Inc. ("FBRG") is 1001 19th Street North, Arlington, Virginia 22209. As of March 31, 1999, FBRG, through its two wholly-owned subsidiaries Friedman, Billings, Ramsey Investment Management, Inc. ("Investment Management") and Orkney Holdings, Inc. ("Orkney"), had sole voting and dispositive power with respect to 535,910 shares of Common Stock. This number does not include 666,666 shares of Common Stock owned by Emanuel J. Friedman, as to which FBRG disclaims beneficial ownership. Investment Management serves as general partner and discretionary investment manager for FBR Ashton, L.P. ("Ashton") which, as of March 31, 1999, owned 4,450 shares of Preferred Stock (which are convertible into 296,668 shares of Common Stock). Investment Management also serves as discretionary manager for FBR Opportunity Fund, Ltd. ("Opportunity Fund") which, as of March 31, 1999, owned 90,680 shares of Common Stock. Orkney is a wholly-owned subsidiary of FBRG which, as of March 31, 1999, owned 445,230 shares of Common Stock and 2,125 shares of Preferred Stock (which are convertible into an aggregate of 141,667 shares of Common Stock). Each of FBRG, Ashton, Investment Management, Opportunity Fund and Orkney disclaims beneficial ownership of the shares of Common Stock owned by the other four entities. In addition, Emanuel J. Friedman, Eric F. Billings and W. Russell Ramsey are each control persons with respect to FBRG.
(11) Mr. Friedman's address is 1001 19th Street, Arlington, Virginia 22209. Excludes 535,910 shares beneficially owned by FBRG, as to which Mr. Friedman disclaims beneficial ownership. Mr. Friedman has notified the Company that, until the earlier of (i) the first date on which he, together with FBR and its affiliates, holds shares of Common Stock representing less than 20% of the total issued and outstanding Common Stock or (ii) the date on which he deposits his shares of Common Stock in a voting trust to be voted by an unaffiliated third party, he waives the right to vote his shares of Common Stock.
(12) The address of First Fidelity Bancorp, Inc. is 2601 Main Street, Suite 100, Irvine, California 72614. Represents shares issuable upon conversion of Preferred Stock.
(13) The address of Merrill Lynch Phoenix Fund, Inc. is 4 New York Plaza, 11(th) Floor, c/o Chase Manhattan Bank, New York, New York.
(14) Represents shares issuable upon the conversion of Preferred Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Listed below are transactions the Company has entered into with its affiliates in the past three years. An "affiliate" generally is a person or entity that is (1) "controlled by the Company," such as an officer of the Company, (2) that "controls the Company" such as a director of a company, and in the case of the Company, Mego Financial Corp. ("Mego Financial") the Company's former parent; or (3) entities under "common control" with a company. PEC, a subsidiary of Mego Financial, is an affiliate of Mego Financial because it is "controlled by" Mego Financial, and is an affiliate of the Company, because the directors that controlled the Company until the completion of the Company's recapitalization also controlled Mego Financial.

RELATIONSHIP WITH GREENWICH

     Champ Meyercord, the Company's Chairman of the Board and Chief Executive Officer, was formerly a senior investment banker at Greenwich Capital Markets("Greenwich"). In October 1996, Greenwich agreed to purchase from the Company $2.0 billion of loans over a five year period. The Company has sold Greenwich approximately $800 million in loans from the inception of the agreement. The agreement with Greenwich was terminated in June 1998 and the Company has no further obligation under the agreement. In April 1997, the Company entered into a pledge and security agreement with Greenwich for an $11.0 million revolving credit facility. The amount that can be borrowed under the agreement was increased to $15.0 million in June 1997 and $25.0 million in July 1997. This facility is secured by a pledge of certain of the Company's interest only and residual class certificates relating to securitizations carried as mortgage related securities on the Company's Statements of Financial Condition, payable to the Company pursuant to its securitization agreements. The agreement, which was originally scheduled to mature in December 1998, was extended until December 1999, and all amounts outstanding under the agreement have now been repaid by the Company.

TAX SHARING AND INDEMNITY AGREEMENT

     For taxable periods up to the date of the spin-off of the Company by Mego Financial, the Company's results of operations were includable in the tax returns filed by Mego Financials affiliated group for federal income tax purposes. Under a tax allocation and indemnity agreement with Mego Financial, the Company recorded a liability to Mego Financial for federal income taxes calculated on a separate company basis. Under a prior tax sharing arrangement with Mego Financial, the Company recorded a liability to Mego Financial for federal income taxes applied to the Company's financial statement income after giving consideration to applicable income tax law and statutory rates. In addition, both the agreement and the arrangement provided that the Company and Mego Financial each will indemnify the other under certain circumstances. The Company no longer files consolidated returns with Mego Financial's affiliated group. The Company believes that all obligations under the tax sharing agreement have been satisfied.

MANAGEMENT SERVICES AGREEMENT WITH PEC

     Until the recapitalization, PEC, a subsidiary of Mego Financial, supplied the Company on an as-needed basis with certain executive, accounting, legal, management information, data processing, human resources, advertising services and promotional personnel. The Company paid management fees to PEC in an amount equal to the direct and indirect expenses of PEC related to the services supplied by its employees to the Company, including an allocable portion of the salaries and expenses of these employees based upon the percentage of time these employees spent performing services for the Company. This arrangement was formalized on September 1, 1996 by execution of a management agreement (the "Management Agreement"), in which PEC agreed to provide management services to the Company for an aggregate annual fee of approximately $967,000. Effective January 1, 1998, the annual fee payable by the Company under the Management Agreement was reduced to $528,000. The Management Agreement was terminated on June 29, 1998 and no fees have been paid to PEC pursuant to the Management Agreement since that date. For the years ended August 31, 1997 and 1998, approximately $967,000 and $617,000, respectively, of the salaries and expenses of these employees of PEC were attributable to and paid by the Company in connection with services supplied by these employees to the Company.

SUB-SERVICING AGREEMENT WITH PEC

     Prior to September 1, 1996, PEC sub-serviced the Company's loans pursuant to which it paid servicing fees of 50 basis points on the principal balance of loans serviced per year. For the years ended August 31, 1997, 1998 and 1999, the Company paid sub-servicing fees to PEC of approximately $1.9 million, $2.1 million and $0, respectively. The Company entered into a servicing agreement with PEC (the "Servicing Agreement"), effective as of September 1, 1996, providing for the payment of servicing fees of 50 basis points on the principal balance of loans serviced per year. For the years ended August 31, 1997 and 1998, the Company incurred interest expense in the amount of $16,000 and $0, respectively, related to fees payable to PEC for these services. The interest rates were based on PEC's average cost of funds and equaled 10.48% in 1997. Effective September 1, 1997, the servicing fees were reduced to 40 basis points per year and effective January 1, 1998, the servicing fees were further reduced to 35 basis points per year. The Servicing Agreement has been terminated as the mortgage servicing rights were transferred to City National Bank.

FUNDING AND GUARANTEES BY MEGO FINANCIAL

     In order to fund the Company's past operations and growth, and in conjunction with filing consolidated returns, the Company borrowed money from Mego Financial. As of August 31, 1997, 1998 and 1999 , the amount of debt owed to Mego Financial was $9.7 million, $0 and $0, respectively. Prior to the initial public offering, Mego Financial had guaranteed the Company's obligations under the Company's credit agreements and an office lease. The guarantees of the Company's credit agreements were released on the completion of the initial public offering. The Company did not pay any compensation to Mego Financial for such guarantees. In November 1996, Greenwich agreed to purchase from the Company $2.0 billion of loans over a five year period. Pursuant to the agreement, Mego Financial issued to Greenwich four-year warrants to purchase 1.0 million shares of Mego Financial's Common Stock. The value of the warrants, estimated at $3.0 million (0.15% of the commitment amount) as of the commitment date (the "Warrant Value") plus a $150,000 fee has been written off as the commitment for the purchase of loans has been terminated. On August 29, 1997, the Company and Mego Financial entered into a payment agreement (the "Payment Agreement") for the Company's repayment after the spin-off of (1) a portion of the debt owed by the Company to Mego Financial as of May 31, 1997 and (2) debt owed by the Company to Mego Financial as of August 31, 1997. Upon consummation of the sale of the Old Notes in October 1997, $3.9 million was paid in accordance with the Payment Agreement. In April 1998, the Company and Mego Financial entered into an agreement (the "1998 Agreement") superseding the Payment Agreement. Pursuant to the 1998 Agreement, the parties agreed to reduce the amounts owed to Mego Financial and agreed to pay such amounts upon the occurrence of certain events. In connection with the Recapitalization, the Company paid PEC $1.6 million to satisfy fully all amounts owed to Mego Financial pursuant to the Payment Agreement and the 1998 Agreement, and the 1998 Agreement was terminated.

RELATIONSHIPS WITH FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

     Friedman, Billings, Ramsey & Co, Inc. ("FBR") a subsidiary of FBRG served as placement agent for the private placements pursuant to a placement agreement (the "Placement Agreement"). Under the terms of the Placement Agreement, the Company paid FBR a fee 160,000 shares of Common Stock equal to 6.0% of the gross proceeds received by the Company from the sale of the shares of Common Stock and Preferred Stock in the Recapitalization. The gross proceeds did not include $10.0 million of Common Stock acquired by an affiliate of FBR. In addition, the Company has agreed, pursuant to the Placement Agreement, to indemnify FBR against certain liabilities, including liabilities under the Securities Act, and other liabilities incurred in connection with the recapitalization.

     In addition, FBR was a managing underwriter for the Company's initial public offering and the Company's public offering of the Current Notes, and was the purchaser of Current Notes. FBR received compensation for such services and the Company agreed to indemnify FBR against certain liabilities, including liabilities under the Securities Act, and other liabilities arising in connection with such offerings. In addition, FBR has in the past provided certain investment banking services to the Company and affiliates of the Company.

     During fiscal 1998, the Company paid FBR 1.6 million shares of common stock for its investment services in conjunction with the Recapitalization. Additionally, the Company has reimbursed FBR for out of pocket expenses totaling approximately $250,000 and paid FBR a cash fee of $416,667 in connection with the recapitalization. The Company paid FBR $100,000 for its investment services provided in connection with the purchase of the Las Vegas production platform.

THE RECAPITALIZATION

     The Company completed a recapitalization on July 1, 1998, which provided the Company with approximately $84.5 million of new equity. City National Bank and Sovereign Bancorp, each purchased 10,000 shares of the Company's Preferred Stock at a price of $1,000 per share. In addition, City National Bank and Sovereign Bancorp were each granted an option, which expires in December 2000, to acquire 666,667 shares of Common Stock at a price of $15.00 per share. City National Bank and Sovereign Bancorp each has a right of first refusal to purchase the Company in the event the Company's Board of Directors determines to sell the Company. In addition, City National Bank and Sovereign Bancorp each were granted the right to appoint one member to the Company's Board of Directors and have the right to appoint an additional board member if they exercise their option to purchase additional shares of Common Stock. Upon completion of the recapitalization, David J. Vida, Jr. was appointed to the Board of Directors at the request of City National Bank. Sovereign Bancorp has not exercised its right to appoint a board member but has exercised its right to have a representative attend each board meeting. In addition to the transactions described above, part of the recapitalization, the Company and each of Sovereign Bancorp and City Holding Company, the parent company of City National Bank, entered into the following agreements: (1) Sovereign Bancorp agreed to provide the Company up to $90.0 million in borrowings under a warehouse line to fund its loan production prior the sale of the loans (this amount has subsequently been reduced to $25.0 million); (2) Sovereign Bancorp agreed to purchase up to $100.0 million of the Company's loans per quarter and has a right of first refusal to purchase all other loans produced by the Company; (3) City National Bank purchased the Company's existing mortgage servicing rights; and (4) City Mortgage Services agreed to service all of the Company's mortgage loans held for sale and loans sold on a servicing retained basis by the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

1. The following financial statements are filed with this report on the pages indicated:

                                                              PAGE
                                                              ----
ALTIVA FINANCIAL CORPORATION
Report of Independent Public Accountant.....................    62
Statements of Consolidated Financial Condition at August 31,
  1998 and 1999.............................................    63
Statements of Consolidated Operations For the Years Ended
August 31, 1997, 1998 and 1999..............................    64
Statements of Consolidated Cash Flows For the Years Ended
August 31, 1997, 1998 and 1999..............................    65
Statements of Consolidated Stockholders' Equity For the
Years Ended August 31, 1997, 1998 and 1999..................    67
Notes to Consolidated Financial Statements..................    68

2. The Company is not required to file any financial statement schedules.

3. Exhibits

See Item 14(c) below.

     (b) None.

     (c) Exhibits.

EXHIBIT
 NUMBER         DESCRIPTION
--------        -----------
 2.1(1)     --  Stock Purchase Agreement among the Company, The Money
                Centre, Inc., Rodney D. Atkinson, Charles R. Cunningham,
                Stuart A. Lewis, John Richard Love and Stephen L. Walker
                dated July 7, 1999.
 3.1(2)     --  Amended and Restated Certificate of Incorporation of the
                Company.
 3.2(3)     --  Certificate of Amendment of the Amended and Restated
                Certificate of Incorporation of the Company dated March 17,
                1999.
 3.3(2)     --  By-laws of the Company, as amended.
 4.1(2)     --  Specimen Common Stock Certificate.
10.1(2)     --  1996 Stock Option Plan.
10.2(2)     --  Office Lease by and between Mass Mutual and the Company dated April 1996.
10.3(4)     --  Credit Agreement between the Company and Textron Financial
                Corporation dated October 22, 1997.
10.4(4)     --  Excess Yield and Servicing Rights and Assumption Agreement
                between the Company and Greenwich Capital Markets, Inc.
                dated January 22, 1998
10.5(4)     --  Agreement between the Company and Preferred Equities
                Corporation, dated February 9, 1998, regarding assignment of rights related to the Loan Program Sub-Servicing Agreement to Greenwich Capital Markets, Inc.
10.6(4)     --  Amendment to Excess Yield and Servicing Rights and
                Assumption Agreement between the Company and Greenwich
                Capital Markets, Inc. dated February 10, 1998

EXHIBIT
 NUMBER         DESCRIPTION
--------        -----------
10.7(4)     --  Second Amendment to Excess Yield and Servicing Rights and
                Assumption Agreement between the Company and Greenwich
                Capital Markets, Inc. dated February, 1998
10.8(5)     --  Preferred Stock Purchase Agreement dated as of June 9, 1998 between City National Bank of West Virginia and Mego
                Mortgage Corporation
10.9(5)     --  Stock Option Agreement dated as of June 29, 1998 by Mego
                Mortgage Corporation in favor of City National Bank of West
                Virginia
10.10(6)    --  Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and City National Bank of
                West Virginia
10.11(5)    --  Bulk Servicing Purchase Agreement dated as of June 26, 1998 between City National Bank of West Virginia and Mego
                Mortgage Corporation
10.12(5)    --  Servicing Agreement dated as of June 26, 1998 between Mego
                Mortgage Corporation and City Mortgage Services
10.13(5)    --  Subservicing Agreement dated as of June 29, 1998 between
                Mego Mortgage Corporation and City Mortgage Services
10.14(5)    --  City Mortgage Services Option Agreement dated as of June 29,
                1998 between City National Bank of West Virginia and Mego
                Mortgage Services
10.15(5)    --  Right of First Refusal Agreement dated as of June 29, 1998 among City National Bank of West Virginia, Sovereign
                Bancorp, Inc. and Mego Mortgage Corporation
10.16(5)    --  Preferred Stock Purchase Agreement dated as of June 9, 1998 between Mego Mortgage Corporation and Sovereign Bancorp,
                Inc.
10.17(5)    --  Stock Option Agreement Dated as of June 29, 1998 by Mego
                Mortgage Corporation in favor of Sovereign Bancorp, Inc.
10.18(6)    --  Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation in favor of Sovereign
                Bancorp, Inc.
10.19(6)    --  Participation Agreement dated as of June 29, 1998 between
                Mego Mortgage Corporation and Sovereign Bank
10.20(6)    --  Master Mortgage Loan Purchase Agreement dated as of June 29,
                1998 between Sovereign Bank and Mego Mortgage Corporation
10.21(6)    --  Form of Custodian Agreement dated as of June 29, 1998 among
                Sovereign Bank, State Street Bank and Trust Company and Mego
                Mortgage Corporation
10.22(6)    --  Common Stock Purchase Agreement dated as of June 9, 1998 between Mego Mortgage Corporation and Emanuel J. Friedman
10.23(6)    --  Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and Emanuel J. Friedman
10.24(6)    --  Indenture dated as of June 29, 1998 between Mego Mortgage
                Corporation and American Stock Transfer & Trust Company, as
                Trustee
10.25(6)    --  Form of Note issued pursuant to Indenture dated as of June
                29, 1998 between Mego Mortgage Corporation and American
                Stock Transfer & Trust Company, as Trustee
10.26(6)    --  Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and Friedman, Billings,
                Ramsey & Co., Inc., as placement agent
10.27(6)    --  Registration Rights Agreement dated as of June 29, 1998 between Mego Mortgage Corporation and Friedman, Billings,
                Ramsey & Co., Inc., as placement agent
10.28(6)    --  Certificate of Designations, Preferences and Rights of
                Series A Convertible Preferred Stock of Mego Mortgage
                Corporation

EXHIBIT
 NUMBER         DESCRIPTION
--------        -----------
10.29(5)    --  Co-Sale Agreement dated as of June 29, 1998 among Mego
                Mortgage Corporation, Emanuel J. Friedman, Friedman,
                Billings, Ramsey & Co., Inc., City National Bank of West
                Virginia and Sovereign Bancorp, Inc.
10.30(6)    --  Employment Agreement dated June 23, 1998 between Mego
                Mortgage Corporation and Edward B. "Champ" Meyercord
10.31(3)    --  Employment Agreement dated February 12, 1999 between Mego
                Mortgage Corporation and Edward B. "Champ" Meyercord
10.32(7)    --  Form of Director Indemnification Agreement
10.33(1)    --  Loan Agreement by and between the Company, Value Partners,
                Ltd. and T. Rowe Price Recovery Fund II, L.P. dated as of
                July 14, 1999.
10.34(1)    --  Pledge Agreement by and between the Company and Value
                Partners, Ltd. dated as of July 14, 1999
21.1        --  Subsidiaries of the Registrant
27.1        --  Financial Data Schedule (for SEC use only)

-------------------------

(1) Filed as part of the Form 8-K/A filed on August 17, 1999.
(2) Filed as part of the Registration Statement on Form S-1 filed by the Company, as amended (File No. 333-12443), and incorporated herein by reference.
(3) Filed as part of the Registration Statement on Form S-1 filed by the Company, as amended (File No. 333-68995), and incorporated herein by reference.
(4) Filed as part of the Form 10-Q for the quarter ended February 28, 1998 and incorporated herein by reference.
(5) Filed as part of the Form 10-Q for the quarter ended May 31, 1998 and incorporated herein by reference.
(6) Filed as part of the Form 10-Q/A for the quarter ended May 31, 1998.
(7) Filed as part of the Registration Statement on Form S-1 filed by the Company (File No. 333-85525), and incorporated herein by reference.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Altiva Financial Corporation
Atlanta, Georgia

     We have audited the accompanying consolidated statements of financial condition of Altiva Financial Corporation (the "Company") as of August 31, 1998 and 1999, and the related consolidated financial statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Altiva Financial Corporation at August 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Diego, California
December 14, 1999

                          ALTIVA FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    AUGUST 31,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
                                                              (THOUSANDS OF DOLLARS,
                                                                 EXCEPT PER SHARE
                                                                     AMOUNTS)
                                       ASSETS
Cash and cash equivalents...................................   $ 36,404     $ 10,475
Cash deposits, restricted...................................      3,662        3,004
Loans held for sale, net of allowance for credit losses of
  $76 and $0 and valuation allowance of $10,901 and
  $3,462....................................................     10,975       54,844
Mortgage related securities, at fair value..................     34,830       31,757
Mortgage servicing rights...................................         83           --
Other receivables...........................................      5,078        5,260
Property and equipment, net of accumulated depreciation of
  $1,181 and $1,793.........................................      1,813        3,068
Prepaid debt expenses.......................................      2,790        2,207
Deferred federal income tax asset...........................      5,376       11,229
Deferred state income tax asset.............................      3,064        1,053
Goodwill....................................................         --       11,463
Other assets................................................        460        1,026
                                                               --------     --------
          Total assets......................................   $104,535     $135,386
                                                               ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Warehouse line............................................   $     --     $ 61,513
  Secured revolving credit lines............................      9,961        1,685
  Notes and contracts payable...............................      6,384       12,292
  Accounts payable and accrued liabilities..................     16,431        8,054
  Allowance for credit losses on loans sold with recourse...      2,472           --
  Subordinated debt.........................................     42,693       30,724
                                                               --------     --------
          Total liabilities.................................     77,941      114,268
                                                               --------     --------
Commitments and contingencies (see Note 16)
Stockholders' equity:
Convertible preferred stock, $.01 par value per share
  (authorized -- 5,000,000 shares; issued and
  outstanding -- 62,500 at August 31, 1998 and 1999.........          1            1
Common stock, $.01 par value per share
  (authorized -- 400,000,000 shares: issued and
  outstanding -- 3,056,667 at August 31, 1998 and 3,656,426
  at August 31,1999)........................................         31           37
  Additional paid-in capital................................    122,418      125,412
  Accumulated deficit.......................................    (95,856)    (104,332)
                                                               --------     --------
          Total stockholders' equity........................     26,594       21,118
                                                               --------     --------
          Total liabilities and stockholders' equity........   $104,535     $135,386
                                                               ========     ========

                See notes to consolidated financial statements.

                          ALTIVA FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEARS ENDED AUGUST 31,
                                                             ---------------------------------------
                                                                1997          1998          1999
                                                             -----------   -----------   -----------
                                                             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE
                                                                            AMOUNTS)
REVENUE:
Gain (loss) on sale of loans...............................  $   45,123    $  (26,578)   $    1,207
Net unrealized gain (loss) on mortgage related
  securities...............................................       3,518       (70,024)       (3,317)
Loan servicing income, net.................................       3,036           999           375
Interest income............................................       9,507        14,786         7,569
Less: interest expense.....................................      (6,374)      (13,162)       (7,958)
                                                             ----------    ----------    ----------
  Net interest income (expense)............................       3,133         1,624          (389)
                                                             ----------    ----------    ----------
          Total revenues (losses)..........................      54,810       (93,979)       (2,124)
                                                             ----------    ----------    ----------
COST AND EXPENSES:
Net provision (benefit) for credit losses..................       6,300        (3,198)           --
Depreciation and amortization..............................         672         1,013         1,188
Other interest.............................................         245           439           124
General and administrative:
  Payroll and benefits.....................................      13,052        18,582         7,481
  Supplies and postage.....................................         289         1,281           424
  Rent and lease expenses..................................       1,199         1,616         1,407
  Professional services....................................       2,271         4,783         3,251
  Insurance................................................         558         1,017           853
  Sub-servicing fees.......................................       1,874         2,160           325
  Taxes and licensing fees.................................       1,352           164           413
  Communications...........................................         617           752           499
  Bank and wire fees.......................................          --           422           356
  Travel and entertainment.................................       1,005         1,159           571
  Legal settlement.........................................          --            --         1,305
  Other....................................................       1,566         1,820         1,216
                                                             ----------    ----------    ----------
          Total costs and expenses.........................      31,000        32,010        19,413
                                                             ----------    ----------    ----------
Income (loss) before income taxes and extraordinary item...      23,810      (125,989)      (21,537)
Income tax expense (benefit) before extraordinary item.....       9,062        (6,334)       (8,249)
                                                             ----------    ----------    ----------
Net income (loss) before extraordinary item................      14,748      (119,655)      (13,288)
Extraordinary item, net of taxes ($2.9 million)............          --            --         4,812
                                                             ----------    ----------    ----------
          Net income (loss)................................  $   14,748    $ (119,655)   $   (8,476)
                                                             ==========    ==========    ==========
EARNINGS PER COMMON SHARE:
Basic:
  Net income (loss) before extraordinary item..............  $    12.50    $   (77.18)   $    (4.24)
  Extraordinary gain.......................................          --            --          1.53
                                                             ----------    ----------    ----------
  Net income (loss)........................................  $    12.50    $   (77.18)   $    (2.71)
                                                             ==========    ==========    ==========
  Weighted-average number of common shares.................   1,180,219     1,550,293     3,137,136
                                                             ==========    ==========    ==========
Diluted:
  Net income (loss) before extraordinary item..............  $    12.50    $   (77.18)   $    (4.24)
  Extraordinary gain.......................................          --            --          1.53
                                                             ----------    ----------    ----------
  Net income (loss)........................................  $    12.50    $   (77.18)   $    (2.71)
                                                             ==========    ==========    ==========
  Weighted-average number of common shares and assumed
     conversions...........................................   1,180,219     1,550,293     3,137,136
                                                             ==========    ==========    ==========

                See notes to consolidated financial statements.

                          ALTIVA FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED AUGUST 31,
                                                              --------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   --------
                                                                   (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  14,748   $(119,655)  $ (8,476)
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Loans originated for sales, net of loan fees...........   (526,917)   (365,694)  (108,321)
     Proceeds from sale of loans............................    514,413     360,303    106,077
     Payments on loans held for sale........................        431       2,191      2,505
     Lower of cost or market adjustment.....................         --      10,901     (8,738)
     Net provisions (benefit) for estimated credit losses...      6,300      (3,198)        --
     Additions to mortgage related securities...............   (135,549)    (22,469)    (1,125)
     Accretion of residual interest on mortgage related
       securities...........................................     (6,207)     (8,467)    (3,263)
     Write-off/sale of mortgage related securities..........     67,040      27,573         --
     Market valuation of mortgage related securities........      5,612      73,390      3,285
     Payments on mortgage related securities................        801       1,442        884
     Additions to excess servicing rights...................     (3,887)         --         --
     Amortization of excess servicing rights................        956          --         --
     Additions to mortgage servicing rights.................     (7,184)     (3,529)        --
     Amortization of mortgage servicing rights..............      1,504       3,166          7
     Proceeds from sale of mortgage servicing rights........         --       4,137         --
     Write-off/valuation of mortgage servicing rights.......         --       3,870         76
     Gain (loss) on disposal of fixed assets................         --         (16)       289
     Gain on retirement of debt.............................         --          --     (7,700)
     Depreciation and amortization expense..................        672       1,013      1,188
     Additions to prepaid debt expenses, net................         --      (4,066)      (320)
     Amortization of prepaid debt expense...................        684       1,387        903
     Additions to prepaid commitment fee, net...............         --      (1,250)        --
     Amortization/write-off of prepaid commitment fee.......        817       3,583         --
     Changes in operating assets and liabilities:
       Cash deposits, restricted............................     (2,416)      3,228        774
       Deferred income taxes (benefit)......................     (3,267)     (6,086)    (4,763)
       Other assets, net....................................     (1,813)      5,017        139
       State income tax payable.............................       (260)       (649)       921
       Other liabilities, net...............................      1,084      (5,845)    (9,326)
                                                              ---------   ---------   --------
          Total adjustments.................................    (87,186)     79,932    (26,508)
                                                              ---------   ---------   --------
          Net cash used in operating activities.............    (72,438)    (39,723)   (34,984)
                                                              ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Money Centre, Inc., net of cash paid.......         --          --     (4,072)
  Acquisition of First Plus, net of cash paid...............         --          --     (3,356)
  Purchase of property and equipment........................     (1,688)       (345)      (161)
  Proceeds from the sale of property and equipment..........          4          16        175
                                                              ---------   ---------   --------
          Net cash used in investing activities.............     (1,684)       (329)    (7,414)
                                                              ---------   ---------   --------

                          ALTIVA FINANCIAL CORPORATION

                                                               FOR THE YEARS ENDED AUGUST 31,
                                                              --------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   --------
                                                                   (THOUSANDS OF DOLLARS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on notes and contracts payable...    511,878     334,143    136,590
  Payments on notes and contracts payable...................   (490,503)   (353,370)  (115,852)
  Issuance of subordinated debt.............................     37,750      40,400         --
  Repurchase of subordinated debt...........................         --        (125)    (3,300)
  Payments on subordinated debt.............................         --          --       (867)
  Amortization of premium of subordinated debt..............         --         (82)      (102)
  Sale of common stock......................................     20,658      25,000         --
  Sale of preferred stock...................................         --      25,000         --
  Payment of issuance costs.................................         --        (614)        --
                                                              ---------   ---------   --------
          Net cash provided by financing activities.........     79,783      70,352     16,469
                                                              ---------   ---------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........      5,661      30,300    (25,929)
CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR..............        443       6,104     36,404
                                                              ---------   ---------   --------
CASH AND CASH EQUIVALENTS -- END OF YEAR....................  $   6,104   $  36,404   $ 10,475
                                                              =========   =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest...............................................  $   5,212   $  12,380   $  7,497
     State income taxes.....................................  $   1,691   $     506   $     --
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Mortgage related securities transferred in settlement of
     liability..............................................  $      --   $      --   $  3,292
  Relief of liability to repurchase loans...................  $      --   $      --   $  2,236
  Additional paid-in capital created from deferred tax
     asset..................................................  $      --   $   2,354   $     --
  Forgiveness of due to Mego Financial liability............  $      --   $   6,153   $     --
  Record liability to repurchase loans from City Mortgage
     Services...............................................  $      --   $   9,255   $     --
  Exchange of Subordinated Notes for Subordinated Notes.....  $      --   $  41,500   $     --
  Exchange of Subordinated Notes for Preferred Stock........  $      --   $  37,500   $     --
  Placement agent service fee paid in common stock..........  $      --   $   2,400   $     --
  Additional to prepaid commitment fee and due to Mego
     Financial in connection with loan sale commitment
     received...............................................  $   3,000   $      --   $     --

                       See notes to financial statements.

                          ALTIVA FINANCIAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED AUGUST 31, 1997, 1998 AND 1999
                             (THOUSANDS OF DOLLARS)

                             CONVERTIBLE
                           PREFERRED STOCK      COMMON STOCK
                           $.01 PAR VALUE      $.01 PAR VALUE     ADDITIONAL   RETAINED
                           ---------------   ------------------    PAID-IN     EARNINGS
                           SHARES   AMOUNT    SHARES     AMOUNT    CAPITAL     (DEFICIT)    TOTAL
                           ------   ------   ---------   ------   ----------   ---------   --------
                                                    (THOUSANDS OF DOLLARS)
Balance at end of
September 1, 1996.......                     1,000,000   $   10    $  8,825    $  9,051    $ 17,886
Sale of Common Stock,
  net of issuance
  costs.................                       230,000        3      20,635          --      20,638
Net income..............                                                         14,748      14,748
                                             ---------   ------    --------    --------    --------
Balance at August 31,
  1997..................                     1,230,000       13      29,460      23,799      53,272
Increase in additional
  paid-in capital due to
  adjustment of deferred
  federal income tax
  asset related to
  Spin-off..............                            --       --       2,354          --       2,354
Increase in additional
  paid-in capital due to
  settlement of amount
  payable to Mego
  Financial Corp.
  related to Spin-off...                            --       --       6,153          --       6,153
Sale of Common stock,
  net of issuance
  costs.................                     1,826,667       18      26,854          --      26,872
Sale of Series A
  Convertible Preferred
  Stock and exchange of
  Senior Subordinated
  Notes for Series A
  Convertible Preferred
  Stock, net of issuance
  costs.................   62,500   $    1          --       --      57,597          --      57,598
Net Loss................       --       --          --       --          --    (119,655)   (119,655)
                           ------   ------   ---------   ------    --------    --------    --------
Balance at August 31,
  1998..................   62,500        1   3,056,667       31     122,418     (95,856)     26,594
Issuance of Common Stock
  relating to the
  acquisition of The
  Money Centre, Inc.....       --       --     600,000        6       2,994                   3,000
Retirement of Common
  Stock due to 1 for 10
  reverse split.........       --       --        (241)      --          --          --          --
Net loss................       --       --          --       --          --      (8,476)     (8,476)
                           ------   ------   ---------   ------    --------    --------    --------
Balance at August 31,
  1999..................   62,500   $    1   3,656,426   $   37    $125,412    $(104,332)  $ 21,118
                           ======   ======   =========   ======    ========    ========    ========

                          ALTIVA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED AUGUST 31, 1997, 1998 AND 1999

1. NATURE OF OPERATIONS

     Altiva Financial Corporation (the "Company") ( formerly known as Mego Mortgage Corporation) was incorporated on June 12, 1992 in the State of Delaware. The Company is a specialized consumer finance company that funds, purchases, makes and sells consumer loans secured by deeds of trust on single-family residences. The Company's borrowers generally do not qualify for traditional "A" credit mortgage loans. Typically, their credit histories, income or other factors do not conform to the lending criteria of government-sponsored enterprises (including GNMA, FNMA, FHLMC) that traditional lenders rely on in evaluating whether to make loans to potential borrowers. The Company has one wholly owned subsidiary, The Money Centre, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

     The Company's loan products are first mortgage loans and home equity loans ("Home Equity loans") typically secured by first liens, and in some cases by second liens, on the borrower's residence. In making Home Equity loans, the Company relies primarily on the appraised values of the borrowers' residences. The Company determines the loan amount based on the appraised values and the creditworthiness of the borrowers. These loans generally are used to purchase residences and refinance existing mortgages.

     The Company originates its loan products through two marketing channels -- wholesale and retail. Retail loans are originated through the Company's operations in Las Vegas, Nevada and The Money Centre, Inc., headquartered in Charlotte, North Carolina. Retail loans are made directly to the borrower primarily through telemarketers. The Company charges loan fees to the borrowers which should offset the total cost of making the loan. Wholesale loans are originated by a network of preapproved mortgage brokers which numbers approximately 460 as of August 31, 1999. These brokers submit loan packages to the Company, which in turn funds these loans directly to the borrower through their operations in Atlanta and Charlotte. All loans funded by the Company are underwritten and graded by the Company's personnel.

     In prior years, the Company made high loan-to-value loans ("Equity + loans") based on the borrowers' credit. These loans typically were secured by second liens on the borrowers' primary residences. The initial amount of an Equity + loan, when added to other outstanding senior or secured debt on the residences, resulted in a combined loan-to-value ratio that averaged 112% during fiscal 1997 and 1998. The loan-to-value ratio on these loans could have been as high as 125%. These loans were generally used to consolidate debt and make home improvements. The Company is no longer producing these type of loans.

     The Company's loan production during the fiscal year ended August 31, 1997 was comprised of 81.4% Equity + loans and 18.6% Title I loans. In December 1997, the Company began originating Home Equity loans. The Company's loan production during the fiscal year ended August 31, 1998 and 1999 was comprised of 91.6% and 1.9% Equity + loans, 5.5% and 0.0% Title I loans, and 2.9% and 98.1% Home Equity loans, respectively.

     The Company was a wholly owned subsidiary of Mego Financial Corp. ("Mego Financial") until November 1996, when the Company issued 230,000 shares of its Common Stock, $.01 par value per share (the "Common Stock"), in an underwritten public offering (the "IPO") at $100.00 per share. As a result of the IPO, Mego Financial's ownership in the Company was reduced from 100% at August 31, 1996 to 81.3%. Concurrently with the IPO, the Company issued $40 million of 12.5% Senior Subordinated Notes due in 2001 in an underwritten public offering. The proceeds from the offerings received by the Company were used to repay borrowings and provide funds for production and securitizations of loans. In October 1997, the Company issued an additional $40 million of 12.5% Senior Subordinated Notes due in 2001 in a private placement (the "Private Placement"). The proceeds from the Private Placement were used to repay borrowings, including borrowings from Mego Financial, and to provide funds for loan production, the securitization of loans and working capital. The $80.0 million of 12.5% Senior Subordinated Notes due in 2001 are herein referred to as old notes (the "Old Notes").

                          ALTIVA FINANCIAL CORPORATION

     On September 2, 1997, Mego Financial distributed all of its 1 million shares of the Company's Common Stock to its stockholders in a tax-free spin-off ("Spin-off").

     On July 1, 1998, the Company completed a series of transactions to recapitalize the Company (the "Recapitalization"). Pursuant to the Recapitalization, the Company raised approximately $84.5 million of additional equity, net of issuance costs. Two strategic partners each purchased 10,000 shares of the Company's newly designated Series A Convertible Preferred (the "Preferred Stock") at a purchase price of $1,000 per share. The purchasers have each been granted an option, which expires in December 2000, to acquire 666,667 shares of the Company's Common Stock. The number and price of the Company's Common Stock purchasable upon exercise of the options is subject to adjustment from time to time upon the occurrence of: (1) mergers and reclassifications; (2) dividends, subdivisions, combinations; (3) adjustments for issuance below option price; (4) adjustments for issuances below fair market value; (5) special rules and (6) other actions affecting capital stock. The Preferred Stock will be mandatorily converted into Common stock on June 18, 2000. Each purchaser has a right of first refusal to purchase the Company in the event the Company's Board of Directors determines to sell the Company. In addition, other private investors purchased an aggregate of 5,000 shares of Preferred Stock at a purchase price of $1,000 per share and 1.67 million shares of Common Stock at a purchase price of $15.00 per share. All of the foregoing sales were made pursuant to private placements.

     As part of the Recapitalization, the Company completed an offer to exchange (the "Exchange Offer") new subordinated notes and Preferred Stock, subject to certain limitations, for any and all of the outstanding Old Notes. The Exchange Offer was conditioned upon at least $76.0 million aggregate principal amount of Old Notes being tendered for exchange and conditioned upon at least $30.0 million of Common Stock and preferred being sold in the offering. Pursuant to the Exchange Offer, the Company issued approximately 37,500 shares of Preferred Stock at an issuance price of $1,000 per share, and $41.5 million principal amount of new 12.5% Subordinated Notes due 2001 (the "Current Notes") in exchange for approximately $79.0 million principal amount of Old Notes. The balance of the Old Notes was repurchased by the Company in September and October 1998. The cash proceeds from the Recapitalization were $50.0 million. The proceeds were used to repay indebtedness, including $1.6 million to a subsidiary of Mego Financial, $5.1 million of interest on the Old Notes and $2.4 million on the warehouse line of credit, to provide capital to originate loans and for other general corporate uses.

     In January 1999, the Company purchased substantially all of the assets of a retail production platform in Las Vegas, Nevada for approximately $3.3 million in cash. In July 1999, the Company purchased all of the outstanding stock of The Money Centre, Inc., a retail production platform in Charlotte, North Carolina. The principal components of the purchase price were $7 million of cash, $3 million of the Company's Common stock (600,000 shares valued at $5 per share), and 20% of the pre-tax net cash flow, for a period not to exceed 48 months.

     The financial statements reflect a one-for-ten reverse stock split of its Common stock, par value $0.01, effective March 22, 1999 with respect to shares of the Company's Common stock outstanding as of that date.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand and on deposit at financial institutions and short term investments with original maturities of 90 days or less when purchased.

     Cash Deposits, Restricted. Restricted cash represents cash on deposit which is restricted in accordance with the loan sale agreements and funds received from collection of loans which have not yet been disbursed to the purchasers of such loans in accordance with the loan sale agreements.

                          ALTIVA FINANCIAL CORPORATION

     Loans Held for Sale. Loans held for sale are carried at the lower of aggregate cost or market value in the accompanying Statements of Financial Condition, net of allowance for credit losses and valuation allowance.

     Valuation Allowance. Provision for decreases in the market value relating to unsold loans is recorded as expense in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated probable losses from liquidation of outstanding loans. The provision for valuation is based upon the estimated fair market value of the portfolio primarily derived from recent sale data in the marketplace.

     Loan Origination Costs and Fees. Loan origination costs and fees including non-refundable loan origination fees and incremental direct costs associated with loan production are deferred in compliance with Statement of Financial Accounting Standards ("SFAS") No. 91 "Accounting for Nonrefundable Fees and Costs associated with Originating or Acquiring Loans and Indirect Direct Costs of Leases". ("SFAS 91") and recorded as expense or income upon the sale of the related loans.

     Mortgage Related Securities. Prior to fiscal 1997, the Company securitized a majority of loans produced into the form of a REMIC. A REMIC is a trust issuing multi-class securities with certain tax advantages to investors and which derives its cash flow from a pool of underlying mortgages. Certain of the senior classes of the REMIC are sold, and an interest only strip and a subordinated residual class are retained by the Company. The subordinated residual class is in the form of residual certificates which are classified as residual interest securities. The documents governing the Company's securitizations require the Company to establish initial over-collateralization or build over-collateralization levels through retention of distributions by the REMIC trust otherwise payable to the Company as the residual interest holder. This over-collateralization causes the aggregate principal amount of the non-defaulted loans in the related pool and/or cash reserves to exceed the aggregate principal balance of the outstanding investor certificates. Such excess amounts serve as credit enhancement for the related REMIC trust. To the extent that borrowers default on the payment of principal or interest on the loans, losses will reduce the over-collateralization and cash flows otherwise payable to the residual interest security holder to the extent that funds are available. If the monthly collected amount is insufficient to cover the required monthly payments to holders of the senior interests in the related REMIC trust, because of payment defaults or otherwise, the securities insurer will pay the shortfall. The Company does not have any recourse obligations for credit losses in the REMIC trust.

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

     In August 1998, the Company pooled approximately $90.5 million (27.4%) of its loans with an additional $239.6 million (72.6%) from a second party to create a home loan owner trust securitization. The Company received a residual interest in this securitization calculated on a pro rata share of the Company loans originated in the total pool. This residual interest is two-thirds owned by the Company and one-third by the financial institution that facilitated the securitization. Cashflow on the Company's residual interest is subordinated to recovery by the financial institution of: (1) premium paid for in the acquisition of the pool; (2) upfront over-collateralization of 1.25% of the total pool; (3) the financial institution's underwriting fee and

                          ALTIVA FINANCIAL CORPORATION

(4) transaction costs. The total of these recoveries accrued interest at a 12% per annum rate until recovered. The target over-collateralization level of 6% must be achieved prior to the financial institution receiving any recoveries. In December 1998, the Company purchased an 18.28% interest in the Senior Trust Certificates of this same securitization. This interest entitles the Company to a pro-rata share of the interest-only income generated by these certificates. These certificates are senior to the residual interest and subordinate to all other classes of notes created in the securitization.

     Pursuant to these securitizations, various classes of mortgage-backed notes and certificates were issued and sold to the public. The Company received residual interest securities, servicing rights and, in some of the transactions, interest only strip securities, all of which (except for the servicing rights) were recorded as mortgage related securities on the Statements of Financial Condition. The residual interest securities and the servicing rights represent the excess differential (after payment of any subservicing, interest and other fees, and the contractual obligations payable to the note and certificate holders) between the interest paid by the obligors of the sold loans and the yield on the sold notes, certificates and interest only strip securities. The Company received interest only strip securities from the first two securitizations completed in fiscal 1996 and the first two securitizations completed in fiscal 1997. These interest only securities yield annual rates between 0.45% and 1.00% calculated on the principal balances of loans not in default. The Company may be required to repurchase loans that do not conform to the representations and warranties made by the Company in the securitization agreements and when acting as servicer, may have been required to advance interest in connection with the securitizations. Effective January 1, 1997, the Company prospectively adopted SFAS 125 (as defined below).

     In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities: ("SFAS 115"), the Company classifies residual interest securities, interest only strip securities and interest only receivables as trading securities which are recorded at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. Valuations at origination and at each reporting period are based on discounted cash flow analyses. The cash flows are estimated as the excess of the weighted-average coupon on each pool of loans securitized over the sum of the pass-through interest rate, servicing fees, a trustee fee, an insurance fee and an estimate of annual future credit losses, net of Federal Housing Administration ("FHA") insurance recoveries, related to the loans securitized, over the life of the loans. These cash flows are projected over the life of the loans using prepayment, default, and loss assumptions that the Company believes market participants would use for similar financial instruments and are discounted using an interest rate that the Company believes a purchaser unrelated to the seller of such a financial instrument would require. The valuation includes consideration of characteristics of the loans including loan type and size, interest rate, origination date, and term. The Company also uses other available information such as externally prepared reports on prepayment rates and industry default rates of the type of loan portfolio under review. To the Company's knowledge, there is no active market for the sale of these mortgage related securities. The range of values attributable to the factors used in determining fair value is broad. Although the Company believes that it has made reasonable estimates of the fair value of the mortgage related securities, the rate of prepayments, discount and default rates utilized are estimates, and actual experience may differ. The Company is no longer selling loans on a securitized basis.

     Revenue Recognition -- Gain (Loss) on Sale of Loans. Gain on sale of loans includes the gain on sale of mortgage related securities and in prior years, the gain (loss) on sale of loans held for sale. In accordance with SFAS 125 (as discussed below) the gain on sale of mortgage related securities is determined by an allocation of the cost of the securities based on the relative fair value of the securities sold and the securities retained. In sales of loans through securitization transactions, the Company retains residual interest securities and may retain interest only strip securities. The fair value of the interest only strip securities and residual interest securities is the present value of the estimated cash flow to be received after considering the effects of estimated prepayments and credit losses. The interest only strip securities and residual interest securities are included in mortgage related securities on the Company's Statements of Financial Condition. Market

                          ALTIVA FINANCIAL CORPORATION
valuation adjustments on loans held for sale and loans reacquired under recourse provisions are included in the gain (loss) on sale of loans.

     In discounting cash flows related to loan sales with servicing retained, the Company defers servicing income at annual rates of 1% to 1.25% and discounts cash flows on its sales at the rate it believes a purchaser would require as a rate of return. The cash flows were discounted to present value using discount rates which approximated 12% for the year ended August 31, 1997 and 16% for the years ended August 31, 1998 and 1999. The Company developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers. As a result of the Recapitalization, the Company sold all of its servicing rights to City Mortgage Services, Inc. and has sold substantially all loans on a servicing released basis therefrom.

     In determining expected cash flows, management considers economic conditions at the date of sale. In subsequent periods, these estimates may be revised as necessary using the original discount rate, and any losses arising from prepayment and loss experience will be recognized as realized.

     Mortgage Servicing Rights. The fair value of capitalized mortgage servicing rights is estimated by calculating the present value of expected net cash flows from mortgage servicing rights using assumptions the Company believes market participants would use in their estimates of future servicing income and expense, including assumptions about prepayment, default and interest rates. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The estimate of fair value was based on a 125 and 100 basis points per annum, respectively, servicing fee reduced by estimated costs of servicing for the years ended August 31, 1997 and 1998. The estimated net cash flow from servicing utilized a discount rate of 12% and 16% for the years ended August 31, 1997 and 1998, respectively. At August 31, 1997 and 1998, the book value of mortgage servicing rights approximated fair value. The Company's servicing rights were sold to City Mortgage Services, Inc. as part of the Recapitalization.

     Property and Equipment. Property and equipment is stated at cost and is depreciated over its estimated useful life (generally five years) using the straight-line method. Costs of maintenance and repairs that do not improve or extend the life of the respective assets are recorded as expense.

     Goodwill. Goodwill represents the excess of purchase price over net assets at date of acquisition goodwill is amortized over 15 years on a straight line basis.

     Impairment of Long-Lived Assets. The Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use is based on the fair value of the asset. Based on an evaluation of existing long-lived assets and identifiable intangibles, the Company has determined that no impairment has occurred for the year ended August 31, 1999.

     Allowance for Credit Losses on Loans Sold with Recourse.   Recourse to the
Company on sales of loans is governed by the agreements between the purchasers and the Company. The allowance for credit losses on loans sold with recourse represents the Company's estimate of the fair value of its probable future credit losses to be incurred, considering estimated future FHA insurance recoveries on Title I loans. No allowance for credit losses on loans sold with recourse is established on loans sold with servicing released, as the Company has no recourse obligation for credit losses under those whole loan sale agreements. Estimated credit losses on loans sold through securitizations are considered in the Company's valuation of its mortgage related securities. Proceeds from the sale of loans with recourse provisions were $415.5 million, $146.4 million and $0 during the years ended August 31, 1997, 1998 and 1999.

                          ALTIVA FINANCIAL CORPORATION

     Loan Servicing Income. Fees for servicing loans produced or acquired by the Company and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such loans and are recognized when earned. Interest received on loans sold, less amounts paid to investors, is reported as loan servicing income. Capitalized mortgage servicing rights are amortized in proportion to an over the period of estimated servicing income. Late charges and other miscellaneous income are recognized when collected. Costs to service loans are recorded to expenses as incurred.

     Interest Income. Interest income is recorded as earned. Interest income represents the interest earned on loans held for sale during the period prior to their securitization or other sale, mortgage related securities, and short term investments. The Company computes an effective yield based on the carrying amount of each mortgage related security and its estimated future cash flow. This yield is then used to accrue interest income on the mortgage related security.

     During the period that a Title I loan is 30 days through 270 days delinquent, the Company previously accrued interest at the HUD guaranteed rate of 7% in lieu of the contractual rate of the loan. When a Title I loan becomes over 270 days contractually delinquent, it is placed on non-accrual status and interest is recognized only as cash is received. As HUD reserves were depleted in fiscal 1998, the Company ceased the accrual of interest on delinquent Title I loans. During the year ended August 31, 1997, interest income on Equity + and Home Equity loans greater than 90 days delinquent was recognized on a cash basis. During the year ended August 31, 1998 and 1999, interest income on Equity + and Home Equity loans greater than 30 days delinquent was recognized on a cash basis.

     Income Taxes. The Company has historically filed consolidated federal income tax returns with its former parent, Mego Financial. Income taxes for the Company were provided on a separate return basis. As part of a tax sharing arrangement, the Company recorded a liability to Mego Financial for federal income taxes applied to the Company's financial statement income after giving consideration to applicable income tax law and statutory rates. This liability was forgiven by Mego Financial at the time of the Recapitalization. The Company accounts for taxes under SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires an asset and liability approach. The Company now files its own federal tax returns.

     The provision for income taxes includes deferred income taxes, which result from reporting items of income and expense for financial statement purposes in different accounting periods than for income tax purposes. The Company also provides for state income taxes at the rate of 6% of income before income taxes.

     Recently Issued Accounting Standards. In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of these derivatives ("hedge accounting") depends on the intended use and designation. An entity that elects to apply hedge accounting is required to establish at the inception of its hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspects of the hedge. Those methods must be consistent with the entity's approach to managing risk. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133" to all fiscal quarters within all fiscal years beginning after June 15, 2000. The Company has not yet evaluated the effect of adopting SFAS 133.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by Mortgage Banking Enterprise" (SFAS 134"), which allows the reclassification of mortgage-related securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, as required by SFAS 115, to either available for sale or held to maturity based upon the Company's ability and intent to hold these

                          ALTIVA FINANCIAL CORPORATION
investments. SFAS 134 became effective during the fiscal year ended August 31, 1999. The Company is no longer securitizing any of its mortgage loans and plans to continue to account for its remaining securitized mortgages as trading securities.

     Stock Split. The accompanying financial statements reflect a one-for-ten reverse stock split of its Common stock, par value $0.01, effective March 22, 1999 with respect to shares of the Company's Common Stock outstanding as of that date.

     Reclassification. Certain reclassifications have been made to conform prior years with the current year presentation.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. ACQUISITION OF THE MONEY CENTRE, INC.

     On July 15, 1999, the Company acquired all of the outstanding shares of The Money Centre, Inc. for $7.0 million cash, $3.0 million of the Company's Common stock (600,000 shares valued at $5 per share), $2.1 million of forgiveness of debt, $1.3 million in various contractual obligations, and 20% of the pre-tax net cash flow of the acquired company through May 2003 up to a maximum of $6.6 million. The result of The Money Centre's operations have been consolidated with those of the Company since the date of acquisition.

     The acquisition is accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of tangible assets acquired and liabilities assumed was $44.7 million and $41.3 million, respectively. The balance of the purchase price, $10.6 million, was recorded as excess of cost over net assets acquired (goodwill) and is being amortized over fifteen years on a straight-line basis.

     The following unaudited supplemental pro forma operating data is presented for the years ended August 31, 1998 and 1999 as if the acquisition had occurred as of the beginning of the respective periods.

                                                               FISCAL YEAR ENDING
                                                                   AUGUST 31,
                                                              --------------------
                                                                1998        1999
                                                              ---------   --------
Total revenues (losses).....................................  $ (79,662)  $ 13,315
Costs and expenses..........................................     43,654     29,886
                                                              ---------   --------
Loss before taxes and extraordinary item....................   (123,316)   (16,571)
Income tax (benefit) before extraordinary item..............     (6,306)    (6,882)
                                                              ---------   --------
Net income loss before extraordinary item...................   (117,010)    (9,689)
Extraordinary gain..........................................          0      4,812
                                                              ---------   --------
          Net (loss)........................................  $(117,010)  $ (4,877)
                                                              =========   ========
Loss per share:
  Basic.....................................................  $  (76.05)  $  (1.55)
  Diluted...................................................  $  (76.05)  $  (1.55)

     In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1998 or at the beginning of fiscal 1999 or of future operations of the consolidated entities under the ownership and management of the Company.

                          ALTIVA FINANCIAL CORPORATION

4. LOANS HELD FOR SALE, ALLOWANCE FOR CREDIT LOSSES AND LOAN ORIGINATIONS

     Loans held for sale, net of allowance for credit losses and allowance for valuation, consist of the following:

                                                                  AUGUST 31,
                                                              ------------------
                                                                1998      1999
                                                              --------   -------
                                                                (THOUSANDS OF
                                                                   DOLLARS)
Loans held for sale.........................................  $ 21,860   $56,920
Deferred loan costs.........................................        93       783
Less allowance for credit losses............................       (76)       --
Less allowance for valuation to lower of cost or market.....   (10,902)   (3,463)
Real estate owned...........................................        --       604
                                                              --------   -------
          Total.............................................  $ 10,975   $54,844
                                                              ========   =======

     The Company provides an allowance for credit losses in an amount that the Company believes will be adequate to absorb probable losses after FHA insurance recoveries on the Title I loans. The Company bases its belief on its continual review of its portfolio of loans, historical experience and current economic factors. These reviews take into consideration changes in the nature and level of the portfolio, historical rates, collateral values current and future economic conditions which may affect the obligors' ability to pay and overall portfolio quality. Changes in the allowance for credit losses and the allowance for credit losses on loans sold with recourse consist of the following:

                                                           FOR THE YEARS ENDED AUGUST 31,
                                                           -------------------------------
                                                             1997        1998       1999
                                                           ---------   --------   --------
                                                               (THOUSANDS OF DOLLARS)
Balance at beginning of year.............................  $  1,015    $ 7,114    $ 2,548
Net provision (benefit) for credit losses................    23,048     (3,198)        --
Reductions to the provision due to securitizations or
  loans sold without recourse............................   (16,748)        --         --
Reductions due to charges to allowance for credit
  losses.................................................      (201)    (1,368)    (2,548)
                                                           --------    -------    -------
Balance at end of year...................................  $  7,114    $ 2,548    $    --
                                                           ========    =======    =======
Allowance for credit losses..............................  $    100    $    76    $    --
Allowance for credit losses on loans sold with
  recourse...............................................     7,014      2,472         --
                                                           --------    -------    -------
          Total..........................................  $  7,114    $ 2,548    $    --
                                                           ========    =======    =======

     During 1997, $398.3 million of loans sold under recourse provisions were repurchased and securitized as further described in Note 2. Reductions to the provision due to securitizations or loans sold without recourse represent amounts transferred to the valuation basis of the mortgage related securities and reductions in the allowance due to a lack of recourse provisions on loans sold without recourse. Loans are produced and serviced consist of the following:

                                                                    AUGUST 31,
                                                              ----------------------
                                                                1998         1999
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Loan production:
  Title I...................................................  $ 18,701     $     --
  Equity +..................................................   310,518        2,222
  Home Equity...............................................     9,723      116,890
                                                              --------     --------
          Total.............................................  $338,942     $119,112
                                                              ========     ========

                          ALTIVA FINANCIAL CORPORATION

     As of August 31, 1999, The Money Centre, Inc. holds property acquired through foreclosure. Such real estate is recorded at fair value on the acquisition date.

5. MORTGAGE RELATED SECURITIES

     Mortgage related securities consist of interest only strips and residual interest certificates of FHA Title I and Equity + mortgage-backed securities collateralized by loans produced, purchased and serviced by the Company prior to September 1, 1999. During fiscal 1999, City Mortgage Services, Inc. serviced substantially all loans under the mortgage related securities and loans held for sale.

     Mortgage related securities are classified as trading securities and are recorded at estimated fair value. Changes in the estimated fair value are recorded in current operations. Mortgage related securities consist of the following:

                                                                    AUGUST 31,
                                                              -----------------------
                                                                 1998          1999
                                                              -----------    --------
                                                              (THOUSANDS OF DOLLARS)
Interest only strip securities..............................    $ 2,748      $ 1,770
Residual interest securities................................     28,189       28,818
Interest only receivables (formerly excess servicing
  rights)...................................................      3,893        1,169
                                                                -------      -------
          Total.............................................    $34,830      $31,757
                                                                =======      =======

     Activity in total mortgage related securities consist of the following:

                                                              FOR THE YEARS ENDED
                                                                   AUGUST 31,
                                                              --------------------
                                                                1998        1999
                                                              ---------   --------
                                                                 (THOUSANDS OF
                                                                    DOLLARS)
Balance at beginning of year................................  $106,299    $34,830
Additions due to securitizations and purchases, at cost.....    22,469      1,125
Net unrealized (loss).......................................   (73,390)    (3,285)
Accretion of residual interest..............................     8,467      3,263
Write-off/sale of mortgage related securities...............   (27,573)    (3,292)
Principal reductions........................................    (1,442)      (884)
                                                              --------    -------
          Balance at end of year............................  $ 34,830    $31,757
                                                              ========    =======

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

                          ALTIVA FINANCIAL CORPORATION

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

DELINQUENCY STATUS (IN DAYS)                                  ESTIMATED DEFAULT RATES
----------------------------                                  -----------------------
Current.....................................................             2-5%
   01-30....................................................             2-5
   31-60....................................................             2-5
   61-90....................................................           20-25
  91-120....................................................              50
 121-150....................................................              80
 151-180....................................................              95
Over 180....................................................             100

     The Company utilized a 16% discount rate at August 31, 1998 and 1999 to calculate the present value of cash flow streams. Taken in conjunction with the above prepayment and loss assumptions, management believes these valuations reflect current market values. Because of the inherent uncertainty of the valuations, those estimated market values may differ from values that would have been used had a ready market for the securities existed, and the difference could be material.

     The Company has pledged certain of its interest only and residual class certificates that are included in its mortgage related securities, pursuant to the pledge and security agreements with a financial institutions.

6. MORTGAGE SERVICING RIGHTS

     Activity in mortgage servicing rights consist of the following:

                                                                FOR THE YEARS ENDED
                                                                     AUGUST 31,
                                                              ------------------------
                                                               1997      1998     1999
                                                              -------   -------   ----
                                                               (THOUSANDS OF DOLLARS)
Balance at beginning of year................................  $ 3,827   $ 9,507   $ 83
Plus additions..............................................    7,184     3,529     --
Less amortization...........................................   (1,504)   (3,166)    (7)
Less write-down of valuation................................       --    (3,870)   (76)
Less sale of servicing rights...............................       --    (5,917)    --
                                                              -------   -------   ----
Balance at end of year......................................  $ 9,507   $    83   $ --
                                                              =======   =======   ====

7. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                    AUGUST 31,
                                                              ----------------------
                                                                1998         1999
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
EDP equipment and software..................................   $ 1,226      $ 2,750
Office equipment and furnishings............................     1,768        1,984
Leasehold improvements......................................         0          127
                                                               -------      -------
                                                                 2,994        4,861
Less accumulated depreciation...............................    (1,181)      (1,793)
                                                               -------      -------
          Total.............................................   $ 1,813      $ 3,068
                                                               =======      =======

                          ALTIVA FINANCIAL CORPORATION

     Included in property and equipment as of August 31, 1998 and 1999 are various capitalized leases totaling $1.8 million and $3.1 million, net of accumulated amortization of approximately $1.1 million and $1.8 respectively.

8. OTHER ASSETS

     Other assets consist of the following:

                                                                    AUGUST 31,
                                                              ----------------------
                                                               1998           1999
                                                              ------        --------
                                                              (THOUSANDS OF DOLLARS)
Offering costs for debt issued..............................   $221          $  437
Deposits and impounds.......................................     81             158
Prepaid expenses............................................     22             102
Organizational costs, net...................................     96              --
Other.......................................................     40             329
                                                               ----          ------
          Total.............................................   $460          $1,026
                                                               ====          ======

9. NOTES AND CONTRACTS PAYABLE

     Notes and contracts payable consist of the following:

                                                                    AUGUST 31,
                                                              ----------------------
                                                                1998         1999
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Warehouse lines of credit...................................   $    --      $61,513
Secured revolving credit lines..............................     9,961        1,685
Notes and contracts payables................................     6,384       12,292
                                                               -------      -------
          Total.............................................   $16,345      $75,490
                                                               =======      =======

  Warehouse Lines

     As part of the Recapitalization, the Company executed a new warehouse line of credit for up to $90.0 million with Sovereign Bancorp (the "Sovereign Warehouse Line"), which replaced the Company's then existing warehouse line of credit. The Sovereign Warehouse Line was renewed in December 1998 at $50.0 million and reduced to $25.0 million on March 31, 1999. The Sovereign Warehouse Line terminates on December 31, 1999 and is renewable in six-month intervals for up to five years and may be increased with certain consents and contains pricing/fees which vary by product and the dollar amount outstanding. The agreements contain certain financial covenants which limits additional indebtedness and state that the Company shall be in compliance with its subordinated debt financial covenants at all times. The interest rate is based on LIBOR (5.3% at August 31, 1999) plus 2.25 to 2.50% depending upon the type of loan funded. As of August 31, 1999, the Company was in compliance with the covenants discussed above and $19.3 million was outstanding on this warehouse line of credit.

     The Money Centre, Inc. utilizes two warehouse lines with Centura and First Collateral Bank. The Centura Bank facility provides for a warehouse line of up to $30 million, accrues interest at a prime rate + .5% to 1.75%, depending on the age of the loan, and expires on November 30, 1999. The Company does not intend to renew the facility as it feels it can obtain another or extend the existing facility with equal or more favorable terms. The First Collateral facility provides for a warehouse line of credit of up to $25.0 million, accrues interest at Libor rate 2.25% + .375%. The Company is currently negotiating an extension on the First Collateral warehouse line. There have been no restrictions on the use of this facility during these negotiations.

                          ALTIVA FINANCIAL CORPORATION

The facilities are secured by specific loans held for sale and includes certain material covenants including maintaining books and records, providing financial statements and reports, maintaining its properties, maintaining adequate insurance and fidelity bond coverage and providing timely notice of material proceedings. The outstanding balance of these facilities as of August 31, 1999 totaled $23.2 million and $19.0 million, respectively.

  Secured Revolving Credit Lines

     The Company has entered into a pledge and security agreement with a financial institution for a $25.0 million revolving credit facility. This facility is secured by a pledge of certain of the Company's interest only and residual class certificates relating to securitizations carried as mortgage related securities on the Company's Statements of Financial Condition, payable to the Company pursuant to its securitization agreements. A portion of the borrowings under the credit line agreement accrues interest at one-month LIBOR + 3.5% (9.1% at August 31, 1998 and 8.86% at August 31, 1999). The remaining borrowings under the credit line accrues interest at one-month LIBOR + 2.0% (7.6% at August 31, 1998 and 7.36% at August 31, 1999), expiring one year from the initial advance. The agreement, which was originally scheduled to mature in December 1998, was extended until December 1999. Certain material covenant restrictions exist in the credit agreement governing the revolving line of credit. These covenants include limitations to incur additional indebtedness, provide adequate collateral and achieve certain financial tests. These tests include achieving a minimum net worth (as defined therein) and that the debt-to-net worth ratio (as defined therein) shall not exceed 2.5:1. The minimum required net worth and the debt to net worth ratio as of August 31, 1998. Additionally, the minimum net worth test was amended such that the Company is required to maintain a net worth equal to or greater than 75% of the Company's net worth as of the end of the preceding fiscal quarter. As part of the amendment, the Company agreed to pay down the outstanding borrowings from $10.0 million at August 31, 1998 to $6.0 million at December 31, 1998 and subsequently agreed to pay the remaining $6.0 million in equal monthly payments during calendar 1999. As of August 31, 1999, the Company's net worth was $6.1 million above the minimum required and the debt-to-net worth ratio was 2.50. As of August 31, 1999, the Company was in compliance with the covenants discussed above and approximately $1.7 million was outstanding.

  Notes and Contracts Payable

     In October 1997, the Company entered into a credit agreement with another financial institution which converted into a term loan in May 1998 with monthly amortization derived from the cash flow generated from the respective mortgage related securities pledged as collateral. This term loan bears interest at the prime rate (8.25% at August 31, 1999) plus 2.5% and matures in October 2002. The credit agreement includes certain material covenants which include restrictions relating to extraordinary corporate transactions, maintenance of adequate insurance and complying with certain financial tests. These tests include complying with a minimal consolidated adjusted tangible net worth (as defined therein) and that the consolidated adjusted leverage ratio (as defined therein) shall not exceed 3:1. On December 9, 1998, the parties agreed to temporarily amend the borrowing base definition for the period from September 30, 1998 through April 30, 1999 by increasing the borrowing base from 50% to 55%. On May 1, 1999, the borrowing base returned to 50%, the minimum consolidated tangible net worth covenant was adjusted, commencing retroactively, as of September 30, 1998 and the Company agreed to paydown the line by approximately $405,000 (the amount exceeding the applicable maximum amount of tranche credit) and pay an accommodation fee of $10,000. As of August 31, 1999, the Company's consolidated adjusted tangible net worth was $20.6 million above the minimum required and the consolidated adjusted leverage ratio was 2.188:1. As of August 31, 1999, the Company was in compliance with the covenants discussed above and approximately $3.8 million was outstanding under the agreement.

                          ALTIVA FINANCIAL CORPORATION

     In August 1999, the Company entered into a credit agreement with another financial institution for $7.0 million in secured convertible notes. The proceeds of which were used to acquire The Money Centre, Inc. The facility is secured by a pledge of certain of the Company's mortgage related securities. The loan balance under this agreement bears interest at 12% and matures in August 2006. The credit agreement includes certain material covenants. These covenants include restrictions relating to the security, maintenance and existing credit and servicing agreements. The holders of the notes may, per the provisions therein, convert the Common stock at a specified conversion price. The Company may also, per the provisions of the agreement, redeem the notes prior to maturity. As of August 31, 1999, the Company was in compliance with the covenants discussed above and $7.0 million was outstanding under the agreement.

     At August 31, 1998 and 1999, capital leases consisted of $1.8 million and $1.5 million, respectively, in obligations under lease purchase arrangements secured by property and equipment, bearing a weighted-average interest rate of 9.22% at August 31, 1999.

     Scheduled maturities of the Company's capital leases of $1.5 million at August 31, 1999 are as follows:

                                                          FOR THE YEARS ENDED AUGUST 31,
                                                         --------------------------------
TOTAL                                                    2000   2001   2002   2003   2004
-----                                                    ----   ----   ----   ----   ----
                                                              (THOUSANDS OF DOLLARS)
$1,499.................................................  $666   $564   $269    $--    $--

10. SUBORDINATED DEBT

     In November 1996, the Company consummated the IPO, pursuant to which it issued 230,000 shares of Common Stock at $100.00 per share. Concurrently with the IPO, the Company issued $40.0 million of its Old Notes in an underwritten public offering. The Company used approximately $13.9 million of the aggregate net proceeds from these offerings to repay intercompany debt due to Mego Financial and Preferred Equities Corporation ("PEC") and approximately $24.3 million to reduce the amounts outstanding under the Company's line of credit. The balance of the net proceeds has been used to originate loans. In October 1997, the Company issued an additional $40.0 million of Old Notes in a private placement, which increased the aggregate principal amount of outstanding Old Notes from $40.0 million to $80.0 million. The Company used the net proceeds to repay $3.9 million of debt due to Mego Financial, to reduce by $29.0 million the amounts outstanding under the Company's lines of credit, and to provide capital to originate and securitize loans. The Old Notes were subject to the Indenture governing all of the Company's subordinated notes.

     As part of the Recapitalization, the Company completed an offer to exchange (the "Exchange Offer") new subordinated notes and Preferred Stock, subject to certain limitations, for any and all of the outstanding $80.0 million principal amount of the Company's Old Notes. The Exchange Offer was conditioned upon at least $76.0 million aggregate principal amount of Old Notes being tendered for exchange and conditioned upon at least $30.0 million of Common Stock and Preferred Stock being sold in the offerings. The Company would not have consummated the Exchange Offer if less than $30.0 million was raised in the offerings. Pursuant to the Exchange Offer, the Company issued approximately 37,500 shares of Preferred Stock at $1,000 per share, and $41.5 million principal amount of new 12.5% Subordinated Notes due 2001 (the "Current Notes") in exchange for approximately $79.0 million principal amount of Old Notes. The balance of the Old Notes were retired in September and October 1998. In February 1999, the Company purchased $11.0 million of the Current Notes, which resulted in an extraordinary gain, net of income tax, of $4.8 million.

     Certain material covenant restrictions exist in the Indenture governing the Current Notes. These covenants include limitations on the Company's ability to incur indebtedness, grant liens on its assets and to enter into extraordinary corporate transactions. The Company may not incur indebtedness if, on the date of such incurrence and after giving effect thereto, the Consolidated Leverage Ratio would exceed 1.5:1, subject

                          ALTIVA FINANCIAL CORPORATION
to certain exceptions. At August 31, 1999, the Consolidated Leverage Ratio, as defined herein, was 1.62:1 and the Company could not incur any additional indebtedness other than permitted indebtedness.

11. INCOME TAXES

     As described in Note 2, prior to the Spin-off, the Company recorded a liability to Mego Financial for federal income taxes at the statutory rate (currently 34%). State income taxes are computed at the appropriate state rate (6%) net of any available operating loss carryovers and are recorded as state income taxes payable. Income tax expense (benefit) has been computed as follows:

                                                         FOR THE YEARS ENDED AUGUST 31,
                                                         ------------------------------
                                                          1997       1998        1999
                                                         -------   ---------   --------
                                                             (THOUSAND OF DOLLARS)
Income (loss) before income taxes......................  $23,810   $(125,989)  $(21,537)
                                                         =======   =========   ========
Federal income taxes at 34% of income..................  $ 8,095   $ (40,683)  $ (7,333)
Lost benefits due to change in control.................       --      27,142         --
Increase in Valuation allowance........................       --       7,715         --
State income taxes, net of federal income tax
  benefit..............................................      943        (553)      (852)
Goodwill and acquisition costs.........................       --          --        273
Other..................................................       24          45       (337)
                                                         -------   ---------   --------
Income tax expense (benefit)...........................  $ 9,062   $  (6,334)  $ (8,249)
                                                         =======   =========   ========
Income tax expense (benefit) is comprised of the
  following:
  Current..............................................  $12,319   $    (405)  $     --
  Deferred.............................................   (3,257)     (5,929)    (8,249)
                                                         -------   ---------   --------
          Total........................................  $ 9,062   $  (6,334)  $ (8,249)
                                                         =======   =========   ========

                          ALTIVA FINANCIAL CORPORATION

     Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, (b) temporary differences between the timing of revenue recognition for book purposes and income tax purposes and (c) operating loss and tax credit carry forwards. The tax effects of significant items comprising the Company's net deferred tax asset are as follows:

                                                                 AUGUST 31,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
                                                                (THOUSANDS OF
                                                                  DOLLARS)
Deferred tax assets:
  Realized gain on mortgage related securities..............  $ 9,838   $    --
  Net operating loss carry forward..........................    6,002    18,622
  Receivable due from carrybacks and payments...............    2,511        --
  Other.....................................................        0        --
                                                              -------   -------
                                                               18,351    18,622
Deferred tax liabilities
  Provision for loan loss...................................    2,196        --
  Difference between book and tax carrying value of
     assets.................................................        0        --
                                                              -------   -------
                                                                2,196        --
                                                              -------   -------
Net deferred tax asset before valuation.....................   16,155    18,622
                                                              -------   -------
Less valuation allowance....................................   (7,715)   (6,340)
                                                              -------   -------
          Net deferred tax asset............................  $ 8,440   $12,282
                                                              =======   =======

     Beginning September 1, 1997, the Company filed a separate tax return for both federal and state tax purposes. On July 1, 1998, the Company had a change in control as defined by Section 382 of the Internal Revenue Code. As a result of this change in control, no material tax benefit is available to the Company for the losses incurred prior to July 1, 1998. Accordingly, a deferred tax asset has not been recorded for losses incurred prior to this date.

     The Company has provided a partial valuation allowance against the net deferred tax assets recorded as of August 31, 1998 and 1999 due to uncertainties as to their ultimate realization. The net operating loss generated subsequent to July 1, 1998 will expire in the year 2019. In the event of any future ownership changes, Section 382 of the Internal Revenue Code imposes certain restrictions on the amount of net operating loss carry forwards that can be used in any year by the Company.

12. STOCKHOLDERS' EQUITY

     General. In November 1996, additional paid-in capital was increased by $20.6 million due to the sale of 230,000 shares of Common stock, net of issuance cost, in the IPO.

     Prior to the Spin-off, the Company filed a consolidated federal income tax return with Mego Financial's affiliated group under a Tax Allocation and Indemnity Agreement ("Tax Agreement"). As a result of the Spin-off, $2.4 million due to Mego Financial under the Tax Agreement was recorded as a deferred tax asset and as additional paid-in capital. Additionally, in April 1998, an agreement was made to adjust by $6.2 million the income tax portion of a payable that the Company owed Mego Financial under the Tax Agreement. The final settlement of the $6.2 million was recorded as an additional capital contribution as if the settlement occurred on the date of Spin-off.

                          ALTIVA FINANCIAL CORPORATION

     In July 1998, the Company issued 62,500 shares of Preferred Stock and approximately 1.83 million shares of Common stock in the Recapitalization. As a result, additional paid-in capital increased by $84.5 million.

     Reverse Stock Split. On March 22, 1999, the Company effected a one-for-ten reverse stock split of its common stock. All share and per share data have been restated for comparison.

     Earnings Per Share. Data utilized in calculating actual earnings per share under SFAS 128 as follows:

                                                     FOR THE YEARS ENDED AUGUST 31,
                                               ------------------------------------------
                                                  1997           1998            1999
                                               -----------   -------------   ------------
BASIC:
Net income (loss) before extraordinary
  item.......................................  $14,748,000   $(119,655,000)  $(13,288,000)
Extraordinary gain net of taxes of ($2.9
  million)...................................           --              --      4,812,000
                                               -----------   -------------   ------------
Net income (loss)............................  $14,748,000   $(119,655,000)  $ (8,476,000)
                                               ===========   =============   ============
Weighted-average number of common shares.....    1,180,219       1,550,293      3,137,136
                                               ===========   =============   ============
DILUTED:
Net income (loss) before extraordinary
  item.......................................  $14,748,000   $(119,655,000)  $(13,288,000)
Extraordinary gain net of taxes of ($2.9
  million)...................................           --              --      4,812,000
                                               -----------   -------------   ------------
Net income (loss)............................  $14,748,000   $(119,655,000)  $ (8,476,000)
                                               ===========   =============   ============
Weighted-average number of common shares and
  assumed conversions........................    1,180,219       1,550,293      3,137,136
                                               ===========   =============   ============

     The following tables reconcile the net income applicable to Common Stockholders, basic and diluted shares, and EPS for the following periods:

                                  YEAR ENDED AUGUST 31, 1998              YEAR ENDED AUGUST 31, 1999
                             -------------------------------------   ------------------------------------
                                INCOME                   PER-SHARE      INCOME                  PER-SHARE
                                (LOSS)        SHARES      AMOUNT        (LOSS)       SHARES      AMOUNT
                             -------------   ---------   ---------   ------------   ---------   ---------
Net income (loss) before
extraordinary item.........  $(119,655,000)         --         --    $(13,288,000)         --         --
Extraordinary gain net of
  taxes ($2.9 million).....             --          --         --       4,812,000          --         --
                             -------------   ---------    -------    ------------   ---------    -------
          Net income
            (loss).........   (119,655,000)         --         --      (8,476,000)         --         --
                             -------------   ---------    -------    ------------   ---------    -------
BASIC EPS
Income (loss) applicable to
  Common Stockholders......   (119,655,000)  1,550,293    $(77.18)     (8,476,000)  3,137,136    $ (2.71)
Effect of dilutive
  securities:
  Warrants
  Stock options............             --          --         --              --          --         --
                             -------------   ---------    -------    ------------   ---------    -------
DILUTED EPS
Income (loss) applicable to
  Common Stockholders and
  assumed conversions......  $(119,655,000)  1,550,293    $(77.18)   $ (8,476,000)  3,137,136    $ (2.71)
                             =============   =========    =======    ============   =========    =======

13. STOCK OPTIONS

     The Company has several stock option plans ("1996 Stock Option Plan", "1997 Stock Option Plan" and "1999 Stock Option Plan", collectively the "Stock Option Plans") for officers and employees which provide

                          ALTIVA FINANCIAL CORPORATION
for both incentive stock options and non-qualified incentive options. The Company's Board of Directors (the "Board") determines the option price (not to be less than fair value for incentive stock options) at the date of grant. The options generally expire ten years from the date of grant and as a result of a change in control of the Company, in conjunction with the Recapitalization, all options outstanding on June 28, 1998 became fully exercisable. All other options granted subsequent to the Recapitalization, are exercisable at various points in time ranging from fully exercisable at grant date to 33% increments over 3 years. In addition, the Board is authorized to grant stock appreciation rights ("SARS") under the Stock Option Plans to any person who has rendered services to the Company.

     In October 1997, the Board voted to purchase all of the outstanding SARs under the Stock Option Plans at $10.00 per share for SARs previously held at $100.00 to $110.00 per share and $7.00 per share for SARs held at $120.00 per share. During the year ended August 31, 1998, $761,250, (excluding payroll tax items) was expensed related to the purchase of SARS.

     Additionally, in October 1997, the Board voted, subject to stockholder approval, to amend the Company's 1997 Stock Option Plan to increase the number of shares of stock reserved for issuance upon the exercise of options to purchase Common stock granted from 100,000 to 200,000 shares.

     In February 1999, the Company's stockholders approved the Company's 1999 Incentive Stock Plan (the "1999 Stock Option Plan"), (1,200,000 shares were reserved for issuance under the 1999 Stock Option Plan), which provides for the issuance of options and restricted stock to certain of the Company's employees and outside directors and the issuance of SARs to certain of the Company's key employees. The 1999 Plan is administered by a committee of two or more of the Company's outside directors each of whom must satisfy the requirements for a "non-employee" director under Rule 16b-3 of the Securities Exchange Act of 1934 and an "outside director" under Section 162(m) of the Code. No Key Employee of the Company (as defined in the 1999 Stock Option Plan) may be granted an option or SAR with respect to more than 150,000 shares of the Company's common stock, except that an option to purchase 481,859 shares of common stock may be granted to the Company's chief executive officer in connection with the renegotiation of his June 23, 1998 employment agreement.

     A summary of stock options granted under the Stock Option Plans as of August 31, 1997, 1998 and 1999 and the changes during the years ending on those dates is presented below:

                                           AS OF AUGUST 31, 1998         AS OF AUGUST 31, 1999
                                        ---------------------------   ---------------------------
                                                       WEIGHTED-                     WEIGHTED-
                                          SHARES        AVERAGE         SHARES        AVERAGE
                                          (000)      EXERCISE PRICE     (000)      EXERCISE PRICE
                                        ----------   --------------   ----------   --------------
Outstanding at beginning of year......           0      $     0        1,873,442       $18.10
Granted...............................   1,935,442        22.30          392,500        15.00
Exercised.............................           0            0                0            0
Forfeited.............................      62,000       147.50          148,500        48.46
                                        ----------                    ----------
Outstanding at end of year............   1,873,442        18.10        2,117,442        15.42
                                        ==========                    ==========
Options exercisable at year end.......      58,250       115.70        1,465,584        15.61
Weighted-average fair value of options
  granted during the year per share...  $     1.25                    $     4.04

                          ALTIVA FINANCIAL CORPORATION

     The following table summarizes information about stock options outstanding at August 31, 1999:

                            OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                       ------------------------------                      ------------------------------
                         NUMBER      WEIGHTED-AVERAGE                        NUMBER
      RANGE OF         OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
   EXERCISE PRICES     AT 8/31/99    CONTRACTUAL LIFE    EXERCISE PRICE    AT 8/31/99     EXERCISE PRICE
   ---------------     -----------   ----------------   ----------------   -----------   ----------------
147.50...............       6,750          4.91              147.50             6,750         147.50
15.00................   2,110,692          4.55               15.00         1,458,834          15.00

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information follows (in thousands except for earnings per share information):

                                                          1997       1998        1999
                                                         -------   ---------   --------
Pro forma net income (loss) before extraordinary
item...................................................  $14,136   $(122,079)  $(14.875)
Pro forma extraordinary gain, net of taxes of $2.9
  million..............................................       --          --      4,812
                                                         -------   ---------   --------
Pro forma net income (loss)............................  $14,136   $(122,079)  $(10,063)
                                                         =======   =========   ========
Pro forma basic net (loss) income per share............  $ 11.97   $  (78.75)  $  (3.21)
                                                         =======   =========   ========
Pro forma diluted net (loss) income per share..........  $ 11.97   $  (78.75)  $  (3.21)
                                                         =======   =========   ========

     SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the considerations received or the fair value of the equity instruments issued, whichever is more reliably measured. The Company elected to continue to apply the provisions of Accounting Principals Bulletin ("APB") Opinion 25 as permitted by SFAS 123 and accordingly, provides pro forma disclosure.

     The fair value of each option granted during the year ended August 31, 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of zero; (2) expected volatility of 396.3%; (3) risk-free interest rate of 5.5%% and: (4) expected life of two to ten years. The weighted average fair value of the options granted during the year ended August 31, 1999 was $1,587,152. As of August 31, 1999, there were 2,117,442 options outstanding which have an exercise price ranging from $147.50 to $15.00 per common share and a weighted average contractual life of 5.27 years.

14. RETIREMENT PLAN

     During fiscal 1997 and for a portion of fiscal 1998, the Company participated in PEC's defined contribution plan. Effective January 1, 1998, the Company established its own defined contribution plan (the "Plan") with a plan year end of December 31 and all amounts previously held in the PEC contribution plan were transferred therein. Employees may contribute between 1% and 15% of their gross salary. The Company's matching contribution equals 25% of the first 6% of gross salary that the participant elects to contribute to the Plan. In addition, the Company may elect to make an additional matching contribution or qualified non-elective contribution, as defined in the Plan document, at its discretion. For the years ended August 31, 1997, 1998 and 1999, the Company contributed approximately $24,779, $80,391 and $31,235 respectively, to the Plan.

15. RELATED PARTY TRANSACTIONS

     Sovereign Bancorp and City Mortgage. As a result of their investment in the Company in the Recapitalization, both Sovereign Bancorp and City Mortgage Services have a substantial ownership position in the Company. As part of the Recapitalization, the Company entered into agreements with Sovereign Bancorp,

                          ALTIVA FINANCIAL CORPORATION
for a new $90.0 million warehouse line. This original agreement terminated on December 29, 1998, and was renewable, at Sovereign's option, in six-month intervals for up to five years. During December 1998, the Sovereign Warehouse Line was renewed at $50.0 million and was reduced to $25.0 million in March 1999 through December 1999. The Sovereign Warehouse Line may be increased with certain consents and contains pricing/fees which vary by product and the dollar amount outstanding. The Sovereign Warehouse Line is to be secured by specific loans held for sale and includes certain material covenants including maintaining books and records, providing financial statements and reports, maintaining its properties, maintaining adequate insurance and fidelity bond coverage and providing timely notice of material proceedings. As of August 31, 1999, the Company had approximately $19.3 million outstanding under the Sovereign Warehouse Line.

     The Company also entered into an agreement with City Mortgage services to acquire and service all of the mortgage loans that the Company owned at the date of the Recapitalization at 90% of its carrying value for approximately $5.9 million. The Company, as a result, recorded an impairment of $703,225, which is reflected in the accompanying 1998 Statement of Operations as a charge to Loan Servicing Income. In addition, the Company and City Mortgage Services entered into an agreement for City Mortgage Services to acquire and service all of the mortgage loans produced or purchased by the Company after the Recapitalization on a servicing retained basis. During fiscal 1999, the Company paid City Mortgage Services approximately $325,000 to service the Company's loans.

     Friedman, Billings, Ramsey & Co., Inc. Friedman, Billings, Ramsey & Co., Inc. ("FBR") served as placement agent for the Old Notes pursuant to a placement agreement (the "Placement Agreement"). Under the terms of the Placement Agreement, the Company paid the placement agent a fee of 160,000 shares of Common stock representing 6.0% of the gross proceeds received by the Company from the shares of Common stock and Preferred stock in the Recapitalization. The gross proceeds did not include $10.0 million of Common stock acquired by an affiliate of FBR received by the Company from the shares of Common stock and Preferred stock in the Recapitalization. In addition, the Company has agreed, pursuant to the Placement Agreement, to indemnify the Placement Agreement against certain liabilities, including liabilities under the Securities Act, and other liabilities incurred in connection with the Recapitalization.

     According to FBR, as of December 1, 1998 Friedman, Billings, Ramsey Group, Inc. ("FBRG"), through its three wholly owned subsidiaries, Friedman, Billings, Ramsey Investment Management, Inc. ("Investment Management"), FBR Offshore Management, Inc. ("Offshore Management") and Orkney Holdings, Inc. ("Orkney"), had sole voting and dispositive power with respect to 535,912 shares of Common stock. FBR has advised the Company that it may at any time hold long or short positions in such securities. Investment Management serves as general partner and discretionary investment manager for FBR Ashton, L.P. ("Ashton") which as of December 1, 1998 owned 82,419 shares of Common stock. Offshore Management serves as discretionary manager for FBR Opportunity Fund, Ltd. ("Opportunity Fund") which, as of December 1, 1998, owned 8,262 shares of Common stock. Each of FBRG, Investment Management and Offshore Management disclaims beneficial ownership of shares of Common stock owned by the other two entities. Orkney is a wholly owned subsidiary of FBRG which, as of December 1, 1998, owned 445,231 shares of Common stock and 2,125 shares of Preferred stock (which are convertible into an aggregate of 141,667 shares of Common stock). Each of FBRG, Ashton, Opportunity Fund and Orkney disclaims beneficial ownership of shares of Common stock owned by the other three entities. In addition, Emmanuel J. Friedman, Eric F. Billings and W. Russell Ramsey are each control persons with respect to FBR In addition, Emmanuel J. Friedman owns and has shared voting and dispositive power with his wife over an additional 676,667 shares of Common stock.

     In addition, FBR was a managing underwriter for the Company's initial public offering and the Company's offering of the Current Notes, and was the purchaser of Current Notes. FBR received compensation for such services and the Company agreed to indemnify FBR against certain liabilities, including liabilities under the Securities Act, and other liabilities arising in connection with such offerings. In

                          ALTIVA FINANCIAL CORPORATION
addition, FBR has in the past provided certain investment banking services to the Company and affiliates of the Company.

     During fiscal 1998, the Company paid FBR 1.6 million shares of common stock for its investment services in conjunction with the Recapitalization. Additionally, the Company has reimbursed FBR for out of pocket expenses totaling approximately $250,000 and paid FBR a cash fee of $416,667 in connection with the recapitalization. The Company paid FBR $100,000 for its investment services provided in connection with the purchase of the Las Vegas production platform.

     The Money Centre, Inc. The Money Centre, Inc., a wholly-owned subsidiary of the Company, leases office space at fair market value from a shareholder. The lease has a ten year term expiring in 2009. Total lease payments were $45,000 for the fiscal year ended August 31, 1999. During fiscal year 1999, The Money Centre, Inc. originated first and second mortgages to the Company's strategic partners totaling approximately $727,650. As of August 31, 1999, these mortgages have been sold to other financial institutions. Advances were made to The Money Centre employees totalling $366,051 are outstanding at August 31, 1999 and are included in Other Receivables on the Statement of Financial Condition.

     Value Partners. In August 1999, the Company sold 12% Secured Convertible Notes (the "Convertible Notes") to Value Partners, Ltd. ("Value Partners") for $7.0 million cash pursuant to a Secured Convertible Note Purchase Agreement. The Convertible Notes mature in August 2006 and accrue interest at an annual rate of 12%. Interest on the Convertible Notes is payable semi-annually on February 15 and August 15 of each year beginning February 15, 2000. Pursuant to a participation agreement between Value Partners and T. Rowe Price Recover Fund II, L.P. ("T. Rowe Price"), T. Rowe Price purchased a participation interest in Convertible Notes of $2.0 million.

     Greenwich Capital Markets. Champ Meyercord, the Company's Chairman of the Board and Chief Executive Officer, was formerly a senior investment banker at Greenwich Capital Markets ("Greenwich"). In October 1996, Greenwich agreed to purchase $2.0 billion of loans over a five year period from the Company. The Company has sold Greenwich approximately $800.0 million in loans from the inception of the agreement. The agreement with Greenwich was terminated in June 1998 and the Company has no further obligation under the agreement.

     The Company has a pledge and security agreement with Greenwich for a $25.0 million revolving credit facility. Amounts borrowed under this facility are secured by certain of the Company's mortgage related securities.

     In December 1998, the Company purchased an additional 18.28% interest in the Senior Trust Certificates of an existing securitization for $1.1 million.

     Mego Financial Corporation. In April 1998, an agreement was made to reduce by $5.3 million the income tax portion of a payable that the Company owed Mego Financial under a Tax Allocation and Indemnity Agreement dated November 19, 1996. The Company filed a consolidated federal tax return with Mego Financial's affiliated group prior to the Spin off under such Tax Allocation and Indemnity Agreement. The final settlement of the amount payable is recorded as an additional capital contribution as if the settlement occurred on the date of the Spin off.

     Preferred Equity Corporation (PEC). During the years ended August 31, 1997 and 1998, PEC, a wholly owned subsidiary of Mego Financial, provided certain services to the Company including loan servicing and collection for a cost of $1.9 million and $2.2 million respectively, which is included in general and administrative expense. In addition, PEC provided services including executive, accounting, legal, management information, data processing, human resources, advertising and promotional materials (management services) totaling $967,000 and $617,000, which were included in general and administrative expenses for the

                          ALTIVA FINANCIAL CORPORATION
years ended August 1997 and 1998, respectively. Included in other interest expense for the years ended August 31, 1997 and 1998, are $16,000 and $0, respectively, related to advances from PEC.

     Management believes the allocation methodologies and contractual arrangements for services performed by PEC have been reasonable and are representative of an approximation of the expense the Company would have incurred had it operated as a stand alone entity performing such services.

     Other. In June 1998, the Company retained Spencer I Browne, a member of the Company's Board of Directors, as a special consultant to the Company. In addition, the Company granted Mr. Browne options to purchase 60,000 shares of the Company's Common stock. The stock options have an exercise price of equal to the cost of Common stock in the Recapitalization of $15.00 per share.

16. COMMITMENTS AND CONTINGENCIES

     Leases. The Company leases office space and equipment under operating leases that expire at various dates through June 2009. The office space lease is subject to an annual rent escalation of 2 to 4%. During fiscal 1997, 1998 and 1999, the Company's rent expense totaled $1.2 million, $1.6 million and $1.5 million respectively. Future minimum payments at August 31, 1999 under these operating leases are set forth below (thousands of dollars):

2000........................................................  $2,217
2001........................................................   1,984
2002........................................................   1,537
2003........................................................     660
2004........................................................     638
Thereafter..................................................   1,715
                                                              ------
          Total.............................................  $8,751
                                                              ======

     Employment Agreements. On June 23, 1998 the Company entered into an employment agreement with its chairman of the board and chief executive officer which was amended on February 12, 1999. The term of the agreement is until December 31, 2001 and is renewable on a year-to-year basis unless terminated by one of the parties. The agreement calls for a base salary of $300,000 per year and bonus.

     The Company entered into employment agreements with four officers of The Money Centre, Inc. on July 15, 1999. The agreements carry four-year terms and are renewable thereafter on a year-to-year basis unless terminated by one of the parties thereto. The base salary under the agreements is $300,000 each and the employees are eligible to participate in a bonus plan.

     The Company entered into an employment agreement with the director of public relations of The Money Centre, Inc. on July 15, 1999. The agreement has a term of two years. The annual base salary under the agreement is $200,000.

     The Company entered into an employment agreement with the assistant vice president -- operations of The Money Centre, Inc. on July 15, 1999. The agreement has a term of two years. The annual base salary under the agreement is $164,000.

     Litigation. On October 8, 1998, the Office of the Consumer Credit Commissioner of the State of Texas issued a denial of the company's application for licensing as a secondary mortgage lender. On October 20, 1998, the Company filed an appeal of the Commissioner's decision. As a result of settlement terms reached with the Commissioner on May 13, 1999, the Company's secondary mortgage license application remains valid and pending.

                          ALTIVA FINANCIAL CORPORATION

     On February 23, 1998, an action was filed in the United States District Court for the Northern District of Georgia by Robert J. Feeney, as a purported class action against the Company and Jeffrey S. Moore, the Company's former President and Chief Executive Officer. The complaint alleges, among other things, that the defendants violated the federal securities law in connection with the preparation and issuance of certain of the Company's financial statements. The named plaintiff seeks to represent a class consisting of purchasers of the Common stock between April 11, 1997 and December 18, 1997, and seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the court may deem proper. On June 30, 1998, the plaintiff amended the complaint to add additional plaintiffs, to add as a defendant Mego Financial, the Company's former parent, and to extend the class period through and including May 20, 1998. On September 18, 1998, the Company, Jeffrey S. Moore and Mego Financial filed motions to dismiss the complaint. On April 8, 1999, the court granted each of these motions. In the court's order dismissing the complaint, the plaintiffs were permitted, upon proper motions, to serve and file a second amended and redrafted complaint within 30 days. On May 10, 1999, the Plaintiffs moved for leave to file and serve the second amended and redrafted complaint contemplated in the earlier order. On July 19, 1999, the Company, Jeffrey S. Moore and Mego Financial filed motions to dismiss the second amended and redrafted complaint. Those motions are still pending. The Company believes that it has meritorious defenses to this lawsuit and that resolution of this matter will not result in a material adverse effect on the business or financial condition of the Company.

     On October 2, 1998, an action was filed in the United States District Court for the Western Division of Tennessee by Traci Parris, as a purported class action against Mortgage Lenders Association, Inc., the Company and City Mortgage Services, Inc., one of the Company's strategic partners. The complaint alleges, among other things, that the defendants charged interest rates, origination fees and loan brokerage commissions in excess of those allowed by law. The complaint alleges, among other things, that the defendants charged interest rates, origination fees and loan brokerage commissions in excess of those allowed by law. The named plaintiff seeks to represent a class of borrowers and seeks damages in an unspecified amount, reform or nullification of loan agreements, injunction, costs, attorney's fees and such other relief as the court may deem just and proper. On October 27, 1998, the Company filed a motion to dismiss the complaint for lack of jurisdiction, which the court denied on May 18, 1999. On July 6, 1999, the court denied the Company's subsequent motion for reconsideration and on the same date granted the Company's request for interlocutory appeal to the United States Court of Appeals for the Sixth Circuit on the question of jurisdiction. On September 28, 1999, the Court of Appeals agreed to accept the Company's interlocutory appeal on the jurisdictional question, and docketed the appeal. That interlocutory appeal is still pending. The Company believes that it has meritorious defenses to this lawsuit and that resolution of this matter will not result in a material adverse effect on the business or financial condition of the Company.

     In the ordinary course of its business, the Company is, from time to time, named in lawsuits. The Company believes that resolution of these matters will not have a material adverse effect on the business of financial condition of the Company.

17. FAIR VALUES OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of estimated fair value information for financial instruments, whether or not recognized in the Statements of Financial Condition. Fair values are based upon estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in, many cases could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                          ALTIVA FINANCIAL CORPORATION

     Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments at August 31, 1998 and 1999 are set forth below:

                                                 AUGUST 31, 1998             AUGUST 31, 1999
                                            -------------------------   -------------------------
                                            CARRYING   ESTIMATED FAIR   CARRYING   ESTIMATED FAIR
                                             VALUE         VALUE         VALUE         VALUE
                                            --------   --------------   --------   --------------
FINANCIAL ASSETS:
Cash and cash equivalents(a)..............  $36,404       $36,404       $10,475       $10,475
Loans held for sale, net(b)...............   10,975        10,975        54,844        56,489
Mortgage related securities(c)............   34,830        34,830        31,757        31,757
Mortgage servicing rights(c)..............       83            83            --            --
FINANCIAL LIABILITIES:
Warehouse line(d).........................       --            --        61,513        61,513
Secured revolving credit lines(d).........    9,961         9,961         1,685         1,685
Notes and contracts payable(d)............    6,384         6,384        12,292        12,292
Subordinated debt(e)......................   42,693        32,020        30,724        16,284

---------------

(a) Carrying value was used as the estimate of fair value.
(b) Since it is the Company's business to sell loans it makes, the fair value was estimated by using outstanding commitments from investors adjusted for non-qualified loans and the collateral securing such loans.
(c) The fair value was estimated by discounting future cash flows of the instruments using discount rates, default, loss and prepayment assumptions based upon available market data, opinions from investment bankers and portfolio experience. As part of the Recapitalization, an agreement was reached with City Mortgage Services for the sale of the Mortgage Servicing Rights at 90% of their computed carrying value. The Company, as a result, recorded an impairment of $703,225 for the year ended August 31, 1998, which is reflected in the Statement of Operations as a charge to Loan Servicing Income.
(d) The warehouse lines, secured revolving credit lines and notes payable generally are adjustable rate, indexed to the prime rate or LIBOR; therefore, carrying value approximates fair value. Contracts payable represent capitalized equipment leases with a weighted-average interest rate of 9.25% at August 31, 1998 and 9.38% at August 31, 1999, which approximates fair value.
(e) The fair value was calculated based upon estimated market prices obtained from investment bankers.

     At August 31, 1998 and 1999, the Company had $3.6 million and $157.3 million respectively, in outstanding commitments to originate and purchase loans. The fair value of the commitments was estimated at $145,000 at August 31, 1998 and $1.2 million at August 31, 1999. The fair values were calculated based on a theoretical gain or loss on the sale of a funded loan adjusted for an estimate of loan commitments not expected to fund, considering the difference between investor yield requirements and the committed loan rates. The estimated fair value is not necessarily representative of the actual gain to be recorded on such loan sales in the future.

     The fair value estimates made at August 31, 1998 and 1999 were based upon pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from the sale of the entire portion of the financial instruments. Because no market exists for a substantial portion of the financial instruments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The Company had no other off-balance sheet instruments at August 31, 1998 and 1999.

                          ALTIVA FINANCIAL CORPORATION

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

18. CONCENTRATIONS OF RISK

     Availability of Funding Source. The Company funds substantially all of the loans which it produces or purchases with borrowings through its financing facilities and internally generated funds, as well as public and private sales of debt and equity securities. These borrowings are in turn repaid with the proceeds received by the Company from selling such loans through loan sales or securitizations. Any failure to renew or obtain adequate financing under its financing facilities, or other borrowings, or any substantial reduction in the size of or pricing in the markets for the Company's loans, could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

     Credit Risk. The Company is exposed to on-balance sheet credit risk related to its loans held for sale and mortgage related securities. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate and loans sold under recourse provisions. The outstanding balance of loans sold with recourse provisions totaled $87.4 million and $0 million at August 1998 and 1999, respectively.

     Off-Balance Sheet Activities. These financial instruments consist of commitments to extend credit to borrowers and commitments to purchase loans from others. As of August 31, 1998 and 1999, the Company had outstanding commitments to extend credit or purchase loans in the amounts of $3.6 million and $157.3 million respectively. These commitments do not represent the expected total cash outlay of the Company, as historically only 40% of these commitments result in loan production or purchases. The prospective borrower or seller is under no obligation as a result of the Company's commitment. The Company's credit and interest rate risk is therefore limited to those commitments which result in loan production and purchases. The commitments are made for a specified fixed rate of interest, therefore the Company is exposed to interest rate risk, to the extent changes in market interest rates change prior to the origination and prior to the sale of the loan.

     Interest Rate Risk. The Company's profitability is in part determined by the difference, or "spread", between the effective rate of interest received on the loans produced or purchased by the Company and the interest rates payable under its financing facilities during the warehousing period and yield required by investors on loan sales and securitizations. The spread can be adversely affected after a loan is produced or purchased and while it is held during the warehousing period by increases in the interest rate demanded by investors in securitizations or sales. In addition, because the loans produced and purchased by the Company have fixed rates, the Company bears the risk of narrowing spreads because of interest rate increases during the period from the date the loans are produced or purchased until the closing of the sale or securitization of such loans. Additionally, the fair value of mortgage related securities and mortgage servicing rights owed by the Company maybe adversely affected by changes in the interest rate environment which could effect the discount rate and prepayment assumptions used to value the assets. Any such adverse change in assumptions could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

20. SUBSEQUENT EVENTS

     As of December 10, 1999, the Company's cash and cash equivalents were $909,000. During the period from August 31, 1999 to December 10, 1999, the Company's cash and cash equivalents decreased from $10.5 million to $909,000.
This decrease was attributable to        operating performance being less than
forecast and unexpected losses on the sale of loans during the period. As a result of the decrease, the Company's cash

                          ALTIVA FINANCIAL CORPORATION
and cash equivalents currently on hand will not be sufficient to enable to Company to sustain operations past December 31, 1999. In addition, as a result of this decrease, the Company currently lacks sufficient liquidity to pay its outstanding debts, including accrued interest on the Company's outstanding indebtedness.

     In order to improve its liquidity situation, the Company has obtained commitments from the holders of $28 million principal amount of its outstanding New Notes to exchange such outstanding New Notes for $12.0 million principal amount of new 12% Secured Convertible Notes due August 2006 (the "Exchange Notes") and for an aggregate of 22 1/2% of the fully diluted shares of outstanding Common Stock. In addition, the holders of such New Notes have agreed to waive the payment of approximately $2,000,000 of accrued interest payable to them in December 1999 under the terms of the Indenture governing the New Notes. Under the terms of the Exchange Notes, no interest will be payable to the noteholders by Altiva until June 15, 2001, although interest will accrue from the date of issuance. Completion of the exchange is contingent on the finalization of documentation related to the exchange, and the issuance of Common Stock in the exchange may require the approval of the Company's stockholders under the rules of the Nasdaq Stock Market. Altiva expects that the discount in the principal amount of notes outstanding and the waiver of the interest payment will result in the reduction of the Company's projected cash expenditure by $3.4 million over the next twelve months.

     In addition, the Company has received a commitment from Value Partners, Ltd. to purchase an additional $7,000,000 principal amount of Convertible Notes. Consummation of this sale of Convertible Notes is subject to the execution of mutually agreed upon amendments to the Secured Note Purchase Agreement between the parties and other related agreements.

     Assuming completion of both the exchange and the issuance of the additional Convertible Notes, the Company expects to have sufficient cash and cash equivalents to fully fund its operations and meet its obligations until August 1999. On an ongoing basis, the Company expects to generate additional liquidity through increased production and controlling expenses.

     There can be no assurances that the exchange of the New Notes and the issuance of the additional Convertible Notes will be consummated. A failure to consummate these transactions may lead the Company to become insolvent. In addition, there is no guarantee that the Company will not suffer additional unforeseen events that will cause further liquidity shortages.

                          ALTIVA FINANCIAL CORPORATION

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables reflect quarterly financial data for the Company.

                                                                  FOR THE THREE MONTHS ENDED
                                                 -------------------------------------------------------------
                                                  NOVEMBER 30,     FEBRUARY 28,      MAY 31,       AUGUST 31,
                                                      1997             1998            1998           1998
                                                 --------------   --------------   ------------   ------------
                                                  (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUES:
  Loss on sale of loans and net unrealized gain
     (loss) on mortgage related securities.....    $   (9,387)      $   (5,564)     $  (44,731)    $  (36,920)
  Interest income (expense), net...............         1,210              684             132           (402)
  Loan servicing income, net...................         1,194            1,310          (1,367)          (138)
                                                   ----------       ----------      ----------     ----------
          Total revenues (losses)..............    $   (6,983)      $   (3,570)     $  (45,966)    $  (37,460)
                                                   ----------       ----------      ----------     ----------
EXPENSES:
  Operating expenses...........................    $   10,198       $    9,265      $    7,984     $    7,322
  Net provision (benefit) for credit losses....         1,590              706             108         (5,602)
  Interest.....................................            77              150             103            109
                                                   ----------       ----------      ----------     ----------
          Total expenses.......................    $   11,865       $   10,121      $    8,195     $    1,829
                                                   ----------       ----------      ----------     ----------
Loss before income taxes.......................       (18,848)         (13,691)        (54,161)       (39,289)
Income tax expense (benefit)...................        (7,153)           7,153              --         (6,334)
                                                   ----------       ----------      ----------     ----------
Net loss.......................................    $  (11,695)      $  (20,844)     $  (54,161)    $  (32,955)
                                                   ==========       ==========      ==========     ==========
Loss per share:
  Basic........................................    $    (9.51)      $   (16.95)     $   (44.03)    $   (13.18)
                                                   ==========       ==========      ==========     ==========
  Diluted......................................    $    (9.51)      $   (16.95)     $   (44.03)    $   (13.18)
                                                   ==========       ==========      ==========     ==========
Weighted-average number of shares outstanding:
  Basic........................................     1,230,000        1,230,000       1,230,000      2,500,725
                                                   ==========       ==========      ==========     ==========
  Diluted......................................     1,230,000        1,230,000       1,230,000      2,500,725
                                                   ==========       ==========      ==========     ==========

                          ALTIVA FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED AUGUST 31, 1997, 1998 AND 1999

                                                              FOR THE THREE MONTHS ENDED
                                                 -----------------------------------------------------
                                                 NOVEMBER 30,   FEBRUARY 28,    MAY 31,     AUGUST 31,
                                                     1998           1999          1999         1999
                                                 ------------   ------------   ----------   ----------
                                                   (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
Gain (loss) on sale of loans and net unrealized
  gain (loss) on mortgage related securities...   $      442     $     (219)   $        3   $   (2,336)
Interest income (expense), net.................         (162)          (561)           70          264
Loan servicing income, net.....................          240             92          (102)         145
                                                  ----------     ----------    ----------   ----------
          Total revenues (losses)..............          520           (688)          (29)      (1,927)
                                                  ----------     ----------    ----------   ----------
EXPENSES:
Operating expenses.............................        4,397          4,874         4,378        5,640
Net provision (benefit) for credit losses......           43           (340)           20          277
Interest.......................................           42             21            34           27
                                                  ----------     ----------    ----------   ----------
          Total expenses.......................        4,482          4,555         4,432        5,944
                                                  ----------     ----------    ----------   ----------
Loss before income taxes and extraordinary
  item.........................................       (3,962)        (5,243)       (4,461)      (7,871)
Income tax expense (benefit)...................       (1,468)        (2,120)       (1,589)      (3,072)
                                                  ----------     ----------    ----------   ----------
Net (loss) before extraordinary item...........       (2,494)        (3,123)       (2,872)      (4,799)
Extraordinary gain, net of taxes of $2.9
  million......................................           --          4,812            --           --
Net income (loss)..............................   $   (2,494)    $    1,689    $   (2,872)  $   (4,799)
                                                  ==========     ==========    ==========   ==========
Earnings (loss) per share:
  Basic........................................   $    (0.82)    $     0.55    $    (0.94)  $    (1.42)
                                                  ==========     ==========    ==========   ==========
  Diluted......................................   $    (0.82)    $     0.55    $    (0.94)  $    (1.42)
                                                  ==========     ==========    ==========   ==========
Weighted-average number of shares outstanding:
  Basic........................................    3,056,666      3,056,666     3,056,588    3,376,000
                                                  ==========     ==========    ==========   ==========
  Diluted......................................    3,056,666      3,056,666     3,056,588    3,376,000
                                                  ==========     ==========    ==========   ==========

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of December, 1999.

                                      MEGO MORTGAGE CORPORATION
                                      (Registrant)

                                      By:      /s/ EDWARD B. MEYERCORD
                                         ---------------------------------------
                                                  Edward B. Meyercord,
                                          Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 14th day of December, 1999.

                 SIGNATURE                                         TITLE
                 ---------                                         -----
          /s/ EDWARD B. MEYERCORD               Chairman and Chief Executive Officer
--------------------------------------------    (Principal Executive Officer)
            Edward B. Meyercord

           /s/ J. RICHARD WALKER                Executive Vice President and Chief Financial
--------------------------------------------    Officer (Principal Financial Officer)
             J. Richard Walker

           /s/ SPENCER I. BROWNE                Director
--------------------------------------------
             Spencer I. Browne

            /s/ HUBERT M. STILES                Director
--------------------------------------------
              Hubert M. Stiles

             /s/ DAVID J. VIDA                  Director
--------------------------------------------
               David J. Vida

        /s/ JOHN D. WILLIAMSON, JR.             Director
--------------------------------------------
          John D. Williamson, Jr.