Form 10-Q
period 1999-11-30
ALTIVA FINANCIAL CORP
filed 2000-01-14
CIK 1023334

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.
                       FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 1999
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of January 13, 1999, there were 4,054,513 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          ALTIVA FINANCIAL CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements (unaudited)
                                                                          1
         Condensed Consolidated Statements of Financial Condition at
           August 31, 1999 and November 30, 1999.....................
                                                                          2
         Condensed Consolidated Statements of Operations for the
           Three Months Ended November 30, 1998 and 1999.............
                                                                          3
         Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended November 30, 1998 and 1999.............
                                                                          4
         Condensed Consolidated Statements of Stockholders' Equity
           for the Three Months Ended November 30, 1999..............
                                                                          5
         Notes to Condensed Consolidated Financial Statements........
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...     6

                         PART II OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    15
Item 4.  Matters Submitted to a Vote of Security Holders.............    15
Item 5.  Other Information...........................................    15
Item 6.  Exhibits and Reports on Form 8-K............................    16
SIGNATURE............................................................    17

                          ALTIVA FINANCIAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           NOVEMBER 30,
                                                              AUGUST 31,       1999
                                                                 1999      (UNAUDITED)
                                                              ----------   ------------
                                                               (THOUSANDS OF DOLLARS,
                                                              EXCEPT PER SHARE AMOUNTS)
                                        ASSETS
Cash and cash equivalents...................................  $  10,475     $  11,341
Cash deposits, restricted...................................      3,004         3,309
Loans held for sale, net of valuation allowance of $3,462
  and $1,841................................................     54,844        53,166
Mortgage related securities, at fair value..................     31,757        31,827
Other receivables...........................................      5,260         1,711
Property and equipment, net of accumulated depreciation of
  $1,793 and $2,021.........................................      3,068         2,865
Prepaid debt expenses.......................................      2,207         1,979
Deferred federal income tax asset...........................     11,229        12,549
Deferred state income tax asset.............................      1,053         1,250
Goodwill....................................................     11,463        11,256
Other assets................................................      1,026         1,355
                                                              ---------     ---------
          Total assets......................................  $ 135,386     $ 132,608
                                                              =========     =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Warehouse line............................................  $  61,513     $  61,533
  Secured revolving credit lines............................      1,685            --
  Notes and contracts payable...............................     12,292        12,120
  Accounts payable and accrued liabilities..................      8,054         9,630
  Subordinated debt.........................................     30,724        30,698
                                                              ---------     ---------
          Total liabilities.................................    114,268       113,981
                                                              ---------     ---------
Stockholders' equity:
  Convertible Preferred Stock, $.01 par value per share
     (Authorized -- 5,000,000 shares; issued and
     outstanding -- 62,500 at August 31, 1999 and 57,825
     November 30, 1999).....................................          1             1
  Common Stock, $.01 par value per share
     (Authorized -- 400,000,000 shares; issued and
     outstanding -- 3,656,426 at August 31, 1999 and
     3,968,108 at November 30, 1999)........................         37            40
  Additional paid-in capital................................    125,412       125,409
  Accumulated deficit.......................................   (104,332)     (106,823)
                                                              ---------     ---------
          Total stockholders' equity........................     21,118        18,627
                                                              ---------     ---------
          Total liabilities and stockholders' equity........  $ 135,386     $ 132,608
                                                              =========     =========

           See notes to condensed consolidated financial statements.

                          ALTIVA FINANCIAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    THREE MONTHS
                                                                 ENDED NOVEMBER 30,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
                                                               (THOUSANDS OF DOLLARS,
                                                              EXCEPT PER SHARE AMOUNTS)
REVENUE:
  Gain on sale of loans.....................................  $      172    $    4,241
  Net unrealized gain (loss) on mortgage related
     securities.............................................         270          (624)
  Loan servicing income, net................................         240            96
  Interest income...........................................       1,602         3,176
  Less: interest expense....................................      (1,764)       (3,227)
                                                              ----------    ----------
     Net interest (expense).................................        (162)          (51)
                                                              ----------    ----------
          Total revenues....................................         520         3,662
                                                              ----------    ----------
COST AND EXPENSES:
  Net provision for credit losses...........................          43            --
  Depreciation and amortization.............................         215           434
  Other interest............................................          42            27
  General and administrative:
     Payroll and benefits...................................       1,979         4,399
     Supplies and postage...................................          71           256
     Rent and lease expenses................................         359           539
     Professional services..................................         964           522
     Insurance..............................................         185           191
     Sub-servicing fees.....................................          22            38
     Taxes and licensing fees...............................          62            61
     Communications.........................................         119           209
     Bank and wire fees.....................................         137            68
     Travel and entertainment...............................         109           273
     Other..................................................         175           624
                                                              ----------    ----------
          Total costs and expenses..........................       4,482         7,641
                                                              ----------    ----------

(LOSS) BEFORE INCOME TAXES..................................      (3,962)       (3,979)

INCOME TAX (BENEFIT)........................................      (1,468)       (1,488)
                                                              ----------    ----------

NET (LOSS)..................................................  $   (2,494)   $   (2,491)
                                                              ==========    ==========

EARNINGS PER COMMON SHARE:
Basic:
  Net (loss)................................................  $    (0.82)   $    (0.66)
                                                              ==========    ==========
  Weighted-average number of common shares..................   3,056,667     3,801,824
                                                              ==========    ==========
Diluted:
  Net (loss)................................................  $    (0.82)   $    (0.66)
                                                              ==========    ==========
  Weighted-average number of common shares and
  assumed conversions.......................................   3,056,667     3,801,824
                                                              ==========    ==========

           See notes to condensed consolidated financial statements.

                          ALTIVA FINANCIAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                   NOVEMBER 30,
                                                              ----------------------
                                                                1998         1999
                                                              ---------   ----------
                                                              (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)................................................  $ (2,494)   $  (2,491)
                                                              --------    ---------
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Loans originated for sale, net of loan fees............   (15,434)     (97,150)
     Proceeds from sale of loans............................    12,977       96,873
     Payments on loans held for sale........................       816        3,577
     Lower of cost or market adjustment.....................    (6,315)      (1,622)
     Net provisions (benefit) for estimated credit losses...        43           --
     Market valuation of mortgage related securities........        --          434
     Accretion of residual interest on mortgage related
      securities............................................      (244)        (744)
     Payments on mortgage related securities................       147          240
     Amortization of mortgage servicing rights..............         7           --
     Proceeds from sale of mortgage servicing rights........        76           --
     Depreciation and amortization expense..................       215          434
     Additions to prepaid debt expense......................       (64)          --
     Amortization of prepaid debt expense...................       229          228
     Changes in operating assets and liabilities:
       Cash deposits, restricted............................       702         (305)
       Deferred income taxes (benefit)......................    (1,468)      (1,517)
       Other assets, net....................................    (1,342)       3,220
       Accounts payable and accrued liabilities.............    (8,012)       1,576
                                                              --------    ---------
          Total adjustments.................................   (17,667)       5,244
                                                              --------    ---------
          Net cash used in operating activities.............   (20,161)       2,753
                                                              --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..........................       (44)         (24)
                                                              --------    ---------
  Net cash used in investing activities.....................       (44)         (24)
                                                              --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on notes and contracts payable.....    14,873      122,622
Payments on notes and contracts payable.....................      (170)    (124,459)
Payments on subordinated debt...............................      (867)          --
Amortization of premium on subordinated debt................       (25)         (26)
                                                              --------    ---------
  Net cash provided by financing activities.................    13,811       (1,863)
                                                              --------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (6,394)         866
                                                              --------    ---------
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD............    36,404       10,475
                                                              --------    ---------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 30,010    $  11,341
                                                              ========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...............................................  $    290    $   1,701
                                                              ========    =========
     State income taxes.....................................  $     55    $      --
                                                              ========    =========

           See notes to condensed consolidated financial statements.

                          ALTIVA FINANCIAL CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                      CONVERTIBLE
                                    PREFERRED STOCK         COMMON STOCK                     RETAINED
                                     $.01 PAR VALUE        $.01 PAR VALUE       ADDITIONAL   EARNINGS
                                   ------------------   ---------------------    PAID-IN     ---------
                                   SHARES     AMOUNT     SHARES       AMOUNT     CAPITAL     (DEFICIT)    TOTAL
                                   ------    --------   ---------    --------   ----------   ---------   -------
                                                              (THOUSANDS OF DOLLARS)
Balance at August 31, 1999.......  62,500    $      1   3,656,426    $     37    $125,412    $(104,332)  $21,118
Conversion of Preferred to Common
  Stock..........................  (4,675)                311,682           3          (3)
Net loss for the three months
  ended November 30, 1999........                                                      --       (2,491)   (2,491)
                                   ------    --------   ---------    --------    --------    ---------   -------
Balance at November 30, 1999.....  57,825    $      1   3,968,108    $     40    $125,409    $(106,823)  $18,627
                                   ======    ========   =========    ========    ========    =========   =======

           See notes to condensed consolidated financial statements.

                          ALTIVA FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1999

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, when read in conjunction with the audited Financial Statements for the years ended August 31, 1998 and 1999 contained in Form 10-K of Altiva Financial Corporation (the "Company") filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1999, the accompanying unaudited Condensed Consolidated Financial Statements contains all of the information necessary to present fairly the financial condition of the Company at November 30, 1999, the results of its operations for the three months ended November 30, 1998 and 1999, the change in stockholders' equity for the three months ended November 30, 1999 and the cash flows for the three months ended November 30, 1998 and 1999. Certain reclassifications have been made to conform prior periods with the current period presentation.

     The preparation of financial statements, in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments, which are normal and recurring in nature, necessary for the fair presentation of these statements have been included herein. The results of operations for the three months ended November 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

     Capitalized terms not defined herein are defined in the Company's audited Financial Statements that are contained in the Form 10-K/A of Mego Mortgage Corporation, the Company's former name, filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1998 and the Form 10-K of Altiva Financial Corporation for the fiscal year ended August 31, 1999.

2. RECENT EVENTS

     On December 16, 1999, the Company announced the signing of a commitment letter regarding the issuance of an additional $7.0 million of 12% Secured Convertible Notes due 2006 (the "Secured Notes") and the restructuring of the majority of the Company's $30.5 million subordinated notes due December 2001 (the "Subordinated Debentures"). The proposed restructuring includes the issuance of new convertible notes due 2006 in the principal amount of approximately $13 million in the aggregate, together with the issuance of Common Stock equivalent to 22 1/2% of the fully diluted shares outstanding. As of January 7, 2000, the Company has already sold $2.0 million principal amount of additional Secured Notes which the Company believes provide sufficient liquidity to pay its operating and capital expenditures through January 21, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new loan programs and products and future financial performance, including growth in revenues and net income and cash flows. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. Also, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in "-- Recent Developments," below and in the safe harbor compliance statement for forward looking statements included as Exhibit
99.1 to this Form 10-Q and hereby incorporated by reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

     The following discussion and analysis should be read in conjunction with the Condensed Financial Statements, including the notes thereto, contained elsewhere herein and in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.

GENERAL

     Altiva Financial Corporation, (the "Company") is a specialized consumer finance company that makes sub-prime residential mortgage loans for the purpose of debt consolidation or creating liquidity from the borrower's home equity secured by deeds of trust. The Company sells these consumer loans to other financial institutions. The Company's borrowers generally do not qualify for traditional "A" credit mortgage loans. Typically, their credit histories, income or other factors do not conform to the lending criteria of government-chartered agencies (including GNMA, FHMA, FHLMC) that traditional lenders rely on in evaluating whether to make loans to potential borrowers.

     The Company's current loan products are first mortgage loans and home equity loans ("Home Equity loans") typically secured by first liens, and in some cases by second liens, on the borrower's residence. In making Home Equity loans, the Company relies primarily on the appraised values of the borrower's residences. The Company determines the loan amount based on the appraised values and the creditworthiness of the borrowers.

     In prior years, the Company also made high loan-to-value loans ("Equity + loans") based on the borrowers' credit. These loans typically were secured by second liens on the borrowers' primary residences. The Company exited the home improvement and Equity + loan markets because these loans failed to meet targeted returns and after-market liquidity.

     The Company's loans are produced by its wholesale and retail origination platforms. The wholesale platform represents the Company's largest source of loan production. Through its wholesale platform, the Company funds loans originated through a nationwide network of licensed mortgage brokers. The wholesale platform conducts operations from Atlanta, Georgia and Charlotte, North Carolina. The Company has one wholly-owned operating subsidiary, The Money Centre, Inc. headquartered in Charlotte, North Carolina.

     The Company's marketing strategies are typical of those used in retail production including: telemarketing, direct mail, television and radio advertising, third-party loan programs and consumer trade shows. A Company website is currently under construction and may be used to provide consumer loan applications and information to the public about the Company's products and services. The retail production platforms are located in Las Vegas, Nevada and Charlotte, North Carolina.

LOAN PRODUCTION

     The following table sets forth certain data regarding loans produced by the Company during the three months ended November 30, 1998 and 1999:

                                                       THREE MONTHS ENDED NOVEMBER 30,
                                                      ----------------------------------
                                                           1998               1999
                                                      ---------------   ----------------
                                                            (DOLLARS IN THOUSANDS)
Principal balance of loans produced:
  Wholesale:
     Title I........................................  $     4     0.0%  $     --     0.0%
     Equity + loans.................................    2,942    17.8         --     0.0
     Home equity....................................   11,584    70.2     79,903    79.5
                                                      -------   -----   --------   -----
          Total wholesale...........................   14,530    88.0     79,903    79.5
                                                      -------   -----   --------   -----
  Retail:
     Equity + loans.................................    1,965    11.9         --     0.0
     Home equity....................................       23     0.1     20,582    20.5
                                                      -------   -----   --------   -----
          Total retail..............................    1,988    12.0     20,582    20.5
                                                      -------   -----   --------   -----
          Total principal amount of loans
            produced................................  $16,518   100.0%  $100,485   100.0%
                                                      =======   =====   ========   =====

LOAN SALES

     Sales of loans in securitization transactions had historically been the main source of the Company's revenue and income. In a securitization transaction, a specific group of the Company's mortgage loans having similar characteristics, (loan type and loan amounts) were pooled for sale.

     The gain on sale of loans can vary for several reasons, including the relative amounts of Equity +, Home Equity and Title I Loans, each of which type of loan has different (i) estimated prepayment rates, (ii) weighted-average interest rates, (iii) weighted-average maturities and (iv) estimated future default rates. Typically, the gain on sale of loans through securitizations is higher than on whole loan sales; however, engaging in securitizations requires an up-front cash expenditure and can have an adverse effect on a company's financial condition due to unanticipated write downs in the value of the residual securities retained by the company which may be caused by, among other things, unanticipated changes in prepayment and default rates assumed by the company. The Company entered into no securitizations during the three months ended November 30, 1998 and 1999.

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

     The following table sets forth the principal amount of loans sold and related gain (loss) on sale for the three months ended November 30, 1998 and 1999.

                                                                  THREE MONTHS ENDED
                                                                     NOVEMBER 30,
                                                                ----------------------
                                                                  1998         1999
                                                                ---------    ---------
                                                                (DOLLARS IN THOUSANDS)
Principal Amount of Loans Sold(1):
  Title I...................................................     $   810      $    --
  Equity +..................................................      12,143        2,382
  Home Equity...............................................          24       94,491
                                                                 -------      -------
          Total.............................................     $12,977      $96,873
                                                                 =======      =======
Gain on sale of loans.......................................     $   172      $ 4,241
                                                                 =======      =======
Net unrealized gain (loss) on mortgage related securities...     $   270      $  (624)
                                                                 =======      =======
Gain on sale of loans as a percentage of principal balance
  of loans sold.............................................         2.0%         4.4%
                                                                 =======      =======
Gain on sale of loans plus net unrealized loss on mortgage
  related securities as a percentage of principal balance
  of loans sold.............................................         5.2%         3.7%
                                                                 =======      =======

---------------

(1) Includes approximately $4.5 million principal amount of repurchased loans sold in the three months ended November 30, 1998.

     As part of its current business strategy, the Company is no longer pursuing securitization transactions but is instead, selling its whole loans produced.

LOAN DELINQUENCIES

     The following table sets forth the Equity + and Home Equity loan delinquencies as of the dates indicated.

                                                              AUGUST 31,   NOVEMBER 30,
                                                                 1999          1999
                                                              ----------   ------------
                                                               (DOLLARS IN THOUSANDS)
Home Equity and Equity + data(1):
  31-60 days past due.......................................     7.23%         4.24%
  61-90 days past due.......................................     2.24          7.21
  91 days and over past due.................................    13.50         11.88
          Total past due....................................    22.97         23.33

---------------

(1) Represents the dollar amount of delinquent loans as a percentage of the total dollar amount of loan.

RESULTS OF OPERATIONS

  Three Months Ended November 30, 1999 Compared to Three Months Ended November 30, 1998

     In the last eight months of fiscal 1998 and the first months of fiscal 1999, the Company focused on (1) liquidating its loan portfolio for cash to reduce its indebtedness while it explored alternatives to raise new capital and
(2) initiating new strategic initiatives to return the Company to profitability. The Company did not begin to produce significant loan volume until July 1999. Such volume was attributable to production by The Money Centre, Inc. which was acquired by the Company in July 1999. As a result, the Company does not believe that its results for the three months ended November 1999, are comparable to the Company's results for the three months ended November 1998.

     Total Revenues. Total revenues increased $3.1 million to $3.7 million during the three months ended November 30, 1999 from $520,000 during the three months ended November 30, 1998. The increase was attributable to loan production by The Money Centre, Inc.

     Gain on sale of loans increased $4.1 million to $4.2 million during the three months ended November 30, 1999 from $172,000 during the three months ended November 30, 1998. The increase was primarily the result of an increase in the volume of loans sold in the three months ended November 30, 1999 compared to the three months ended November 30, 1998.

     Net unrealized gain (loss) on mortgage related securities decreased to a loss of $624,000 during the three months ended November 30, 1999 from a gain of $270,000 during the three months ended November 30, 1998, a change of $894,000. This decrease is due to a mark to market adjustment made by the Company in November 1999.

     Loan servicing income, net, decreased $144,000 to $96,000 during the three months ended November 30, 1999 from $240,000 during the three months ended November 30, 1998. This decrease was a result of the reduction in loan prepayment penalties earned during the three months ended November 30, 1999.

     Interest expense, net of interest income, decreased $111,000, from a net expense of $162,000 to a net expense of $51,000 during the three months ended November 30, 1999. The decrease was primarily the result of increased interest income on loans produced by The Money Centre, Inc., partially offset by increased interest expense on the warehouse lines due to increased loan origination volume.

     Total General and Administrative Expenses. General and administrative expenses increased $3.0 million to $7.2 million for the three months ended November 30, 1999 from $4.2 million for the three months ended November 30, 1998. The increase is a result of the inclusion of the expenses incurred at the Las Vegas platform and The Money Centre, Inc. platform, acquired by the Company during second and fourth quarters of fiscal 1999, respectively. The general and administrative expenses decreased $1.9 million for the Atlanta platform to $2.3 million for the three months ended November 30, 1999, due to the cost reduction implemented by management. The total consolidated general and administrative expenses include $579,000 for the Las Vegas platform and $4.2 million for The Money Centre, Inc. during the same period.

     Payroll and benefits expense increased $2.4 million to $4.4 million for the three months ended November 30, 1999 from $2.0 million for the three months ended November 30, 1998. This increase can be attributed to an increase in staff due to the acquisition of The Money Centre, Inc.

     Supplies and postage expense increased $185,000 to $256,000 during the three months ending November 30, 1999 from $71,000 during the three months ended November 30, 1998. This increase can be attributed to the increase in business between the two periods due to the acquisition of The Money Centre, Inc.

     Professional services expense decreased $442,000 to $522,000 during the three months ended November 30, 1999 from $964,000 during the three months ended November 30, 1998. This decrease is attributed to reduced expenditures of contractual services and a decrease in legal and audit fees.

     During the three months ending November 30, 1999, travel and entertainment expenses increased $164,000, from $109,000 during the three months ending November 30, 1998, to $273,000 during the three months ended November 30, 1999. This increase can be attributed to the travel necessary for operational management of the Las Vegas and The Money Centre, Inc. platforms.

     Net Loss. As a result of the foregoing, the Company did not have a significant change in the loss reported during the three months ended November 30, 1999 as compared with the three months ended November 30, 1998. This can be attributed to the increase in the net revenues offset by the increase in the total general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $11.3 million at November 30, 1999 compared to $10.5 million at August 31, 1999. The Company's principal cash requirements arise from loan production and payments of operating and interest expenses.

     As of December 31, 1999, the Company's cash and cash equivalents were $336,000. During the period from November 30, 1999 to December 31, 1999, the Company's cash and cash equivalents decreased from

$11.3 million to $336,000. This decrease was attributable to $9.1 million in transit on payment of the warehouse lines at November 30, 1999 and to operating performance being less than forecast during the period.

     In order to improve its liquidity situation, the Company has obtained commitments from the holders of $28 million principal amount of its outstanding Subordinated Debentures to exchange such outstanding Subordinated Debentures for $12.0 million principal amount of new 12% Secured Notes due August 2006 (the "Exchange Notes") and for the equivalent of 22 1/2% of the Company's outstanding Common Stock based on the number of fully-diluted shares of Common Stock (excluding out-of-the money options). In addition, the holders of such Subordinated Debentures have agreed to waive the payment of approximately $2.0 million of accrued interest payable to them in December 1999 under the terms of the Indenture governing the Subordinated Debentures. Under the terms of the Exchange Notes, no interest will be payable to the noteholders by Altiva until June 15, 2001, although interest will accrue from the date of issuance. Completion of the exchange is contingent on the finalization of documentation related to the exchange, and the issuance of Common Stock to the current holder of Subordinated Debentures may require the approval of the Company's stockholders under the rules of the Nasdaq Stock Market. Altiva expects that the discount in the principal amount of notes outstanding and the waiver of the interest payment will result in the reduction of the Company's projected cash expenditure by $3.4 million over the next twelve months. In addition, the Company has received a commitment from Value Partners, Ltd. ("Value Partners") to purchase an additional $7.0 million principal amount of Secured Notes. As of January 7, 2000, Value Partners had purchased $2.0 million principal amount of these Secured Notes. Consummation of this sale of the remaining Secured Notes is subject to the execution of additional mutually agreed upon amendments to the Secured Note Purchase Agreement between the parties and other related agreements.

     Assuming completion of both the exchange and the issuance of the additional Secured Notes, the Company expects to have sufficient cash and cash equivalents to fully fund its operations and meet its obligations until August 2000. On an ongoing basis, the Company expects to generate additional liquidity through increased production and controlling expenses.

     There can be no assurances that the exchange of the Subordinated Debentures and the issuance of the additional Secured Notes will be consummated. A failure to consummate these transactions may cause defaults with respect to the Company's outstanding indebtedness or lead the Company to become insolvent. In addition, there is no guarantee that the Company will not suffer additional unforeseen events that will cause further liquidity shortages.

     The Company currently has three significant sources of financing and liquidity: (1) a warehouse line of $25.0 million with Sovereign Bancorp (the "Sovereign Warehouse Line"); (2) a warehouse line of $25 million with First Collateral; and (3) sales of loans in the institutional whole loan market. A fourth source of financing and liquidity during the three months period ended November 30, 1999 was the warehouse line of $30 million with Centura Bank. This warehouse line expired November 30, 1999 and was not renewed. The Company has sufficient remaining facilities to fund its production through the current period.

     The Company's liquidity and capital resources are impacted by certain material covenant restrictions existing in the Indenture governing the Company's outstanding 12 1/2% senior subordinated notes due 2001(the "New Notes"). These covenants include limitations on the Company's ability to incur certain types of additional indebtedness, grant liens on its assets and to enter into extraordinary corporate transactions. The Company may not incur certain additional indebtedness if, on the date of such incurrence and after giving effect thereto, the Consolidated Leverage Ratio (as defined therein) would exceed 1.5:1, subject to certain exceptions. At November 30, 1999, the Consolidated Leverage Ratio was 1.84:1.

     The Sovereign Warehouse Line had an original termination date of December 29, 1998 and was renewable, at Sovereign's option, in six-month intervals for up to five years. During December 1998, the Sovereign Warehouse Line was renewed at $50.0 million and was reduced to $25.0 million on March 31, 1999 through December 31,1999. The Sovereign Warehouse Line may be increased with certain consents and contains pricing/fees which vary by product and the dollar amount outstanding. The Sovereign Warehouse Line is secured by specific loans held for sale and includes certain material covenants including maintaining books and records, providing financial statements and reports, maintaining its properties, maintaining adequate insurance and fidelity bond coverage and providing timely notice of material proceedings. As of November 30, 1999, the Company had approximately $22.4 million outstanding under the Sovereign Warehouse Line.

     The Money Centre, Inc. utilizes three warehouse lines with Centura, First Collateral Bank and the Sovereign Warehouse Line. The Centura Bank facility provided for a warehouse line of up to $30 million, accrues interest at prime rate + .5% to 1.75%, depending on the age of the loan, and expired on November 30, 1999 and was not renewed. The First Collateral facility provides for a warehouse line of credit of up to $25.0 million, accrues interest at LIBOR + 2.25% and Prime + 3.75% for loans aged greater than 60 days. The Company is currently negotiating an extension on the First Collateral warehouse line. There have been no restrictions on the use of this facility during these negotiations. The facilities are secured by specific loans held for sale and includes certain material covenants including maintaining books and records, providing financial statements and reports, maintaining its properties, maintaining adequate insurance and fidelity bond coverage and providing timely notice of material proceedings. The outstanding balance for First Collateral Bank facilities as of November 30, 1999 totaled $23.4 million.

     In April 1997, the Company entered into a pledge and security agreement with Greenwich Capital Financial Products for a $25.0 million revolving credit facility. This facility is secured by a pledge of certain of the Company's interest only and residual class certificates relating to securitizations carried as mortgage related securities on the Company's Statements of Financial Condition, payable to the Company pursuant to its securitization agreements. The agreement, which was originally scheduled to mature in December 1998, was extended until December 1999. On December 2, 1998, the Company obtained an amendment to the agreement whereby the financial institution waived its right to declare an event of default of borrower due to the Company's failure to comply with the minimum required net worth and the debt to net worth ratio as of August 31, 1998. Additionally, the minimum net worth test was amended such that the Company is required to maintain a net worth equal to or greater than 75% of the Company's net worth as of the end of the preceding fiscal quarter. In addition, the Company agreed to pay down the outstanding borrowings from $10.0 million at August 31, 1998 to $6.0 million at December 31, 1998 and subsequently agreed to pay the remaining $6.0 million in equal monthly payments during calendar 1999. All remaining amounts outstanding under the agreement were paid off in November 1999.

     In October 1997, the Company entered into a credit agreement with Textron Financial which converted into a term loan in May 1998 with monthly amortization derived from the cash flow generated from the respective mortgage related securities pledged as collateral. This term loan bears interest at the prime rate plus 2.5%, and matures in October 2002. The credit agreement includes certain material covenants, which includes restrictions relating to extraordinary corporate transactions, maintenance of adequate insurance and complying with certain financial tests. These tests include complying with a minimal consolidated adjusted tangible net worth and that the consolidated adjusted leverage ratio shall not exceed 3:1. As of August 31, 1998, the Company's consolidated adjusted tangible net worth was $54.1 million below the minimum required and the consolidated adjusted leverage ratio was 0.53:1. On December 9, 1998, the parties agreed to temporarily amend the borrowing base definition for the period from September 30, 1998 through April 30, 1999 by increasing the borrowing base from 50% to 55%. On May 1, 1999, the borrowing base returned to 50%. The minimum consolidated tangible net worth covenant was also adjusted, commencing retroactively, as of September 30, 1998 and the Company agreed to paydown the line by approximately $405,000 (the amount exceeding the applicable maximum amount of tranche credit) and pay an accommodation fee of $10,000. As of November 30, 1999, the Company's consolidated adjusted tangible net worth was $17.3 million above the minimum required and the consolidated adjusted leverage ratio was 2.308:1.

     In August 1999, the Company sold $7.0 million of principal amount of Convertible Secured Notes. The proceeds were used to acquire The Money Centre, Inc. The facility is secured by a pledge of certain of the Company's mortgage related securities. The loan balance under this agreement bears interest at 12% and matures in August 2006. Interest for this loan is to be paid semi-annually. The credit agreement includes certain material covenants. These covenants include restrictions relating to the security, maintenance and existing credit and servicing agreements. The holders of the notes may, per the provisions therein, convert to

Common Stock at a specified conversion price if such right is granted at the next annual shareholder meeting. The Company may also, per the provisions of the agreement, redeem the notes prior to maturity.

     Net cash used in the Company's operating activities for the three months ended November 30, 1998 and 1999 was $20.2 million and $2.8 million, respectively. During the three months ended November 30, 1998 and 1999, net cash provided (used) by financing activities amounted to $13.8 million and $(1.9) million, respectively.

SEASONALITY

     The Company's production of residential mortgages is seasonal to the extent that borrowers use the proceeds for home improvement contract work. The Company's production of loans for this purpose tends to build during the spring and early summer months, particularly where the proceeds are used for pool installations. This change in seasons also precipitates the need for new siding, window and insulation contracts. Production declines dramatically from the holiday season (November and December) through the winter months. While the Company does not have substantial experience making loans to borrowers who intend to use the proceeds to purchase a residence, management believes that the market for such loans will follow the home sale cycle, higher in the spring through early fall than during the remainder of the year.

YEAR 2000 ISSUE

     The Company previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action. Management believes the Company has completed all of the activities within its control to ensure that the Company's systems are Year 2000 compliant and the Company has experienced no interruptions to normal operations due to the start of the Year 2000.

     The Company's Year 2000 readiness costs were approximately $99,000 to purchase or upgrade its own hardware/software. The Company does not currently expect to apply any further funds to address Year 2000 issues.

     As of January 13, 2000, the Company has not experienced any material disruptions of its internal computer systems or software applications and has not experienced any problems with the computer systems or software applications of its third party vendors, suppliers or service providers. The Company will continue to monitor these third parties to determine the impact, if any, on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there appears to be no material business risk posed by any such non-compliance.

     Although the Company's Year 2000 rollover did not present any material business disruption, there are some remaining Year 2000 related risks, including risks due to the fact that the Year 2000 is a leap year. Management believes that appropriate actions has been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact to the Company. Management, however, cannot be certain that Year 2000 issues will not have a material adverse impact on the Company, since it is early in the Year 2000.

RECENT DEVELOPMENTS

  The Company is currently experiencing a liquidity shortage

     During the period from August 31, 1999 to December 31, 1999, our cash and cash equivalents decreased from $10.5 million to $336,000. This decrease was attributable to operating performance being less than forecast during the period. As a result of the decrease, the Company sold $2.0 million principal amount of Secured Notes in December 1999 and January 2000 to Value Partners. The proceeds of such notes will be sufficient to fund the Company's operational and capital expenditures until January 21, 2000.

     In order to improve its liquidity situation, the Company has obtained commitments from the holders of $28 million principal amount of its outstanding Subordinated Debentures to exchange such outstanding Subordinated Debentures for $12.0 million principal amount of new Exchange Notes and for the equivalent of 22 1/2% of the Company's outstanding Common Stock based on the number of fully-diluted shares of Common Stock (excluding out-of-the money options). In addition, the holders of such Subordinated Debentures have agreed to waive the payment of approximately $2.0 million of accrued interest payable to them in December 1999 under the terms of the Indenture governing the Subordinated Debentures. Under the terms of the Exchange Notes, no interest will be payable to the noteholders by the Company until June 15, 2001, although interest will accrue from the date of issuance. Completion of the exchange is contingent on the finalization of documentation related to the exchange, and the issuance of Common Stock to the current holder of Subordinated Debentures may require the approval of the Company's stockholders under the rules of the Nasdaq Stock Market. The Company expects that the discount in the principal amount of notes outstanding and the waiver of the interest payment will result in the reduction of the Company's projected cash expenditure by $3.4 million over the next twelve months.

     Assuming completion of both the exchange and the issuance of the additional Secured Notes, the Company expects to have sufficient cash and cash equivalents to fully fund its operations and meet its obligations until August 2000. On an ongoing basis, the Company expects to generate additional liquidity through increased production and controlling expenses.

     There can be no assurances that the exchange of the Subordinated Debentures and the issuance of the additional Secured Notes will be consummated. A failure to consummate these transactions may cause defaults with respect to the Company's outstanding indebtedness or lead the Company to become insolvent. In addition, there is no guarantee that the Company will not suffer additional unforeseen events that will cause further liquidity shortages.

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

     Compensation for assuming these risks is reflected in interest income and fee income. Although the Company is exposed to credit loss in the event of non-performance by the borrowers, this exposure is managed through credit approvals, review and monitoring procedures and to the extent possible, restricting the period during which unpaid balances are allowed to accumulate.

     As of November 30, 1999 the net fair value of all financial instruments held by the Company with exposure to interest rate risk was approximately $31.8 million. The potential decrease in fair value resulting from a hypothetical 5% increase in interest rates would be approximately $23.8 million.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On February 23, 1998, an action was filed in the United States District Court for the Northern District of Georgia by Robert J. Feeney, as a purported class action against the Company and Jeffrey S. Moore, the Company's former President and Chief Executive Officer. The complaint alleges, among other things, that the defendants violated the federal securities laws in connection with the preparation and issuance of certain of the Company's financial statements. The named plaintiff seeks to represent a class consisting of purchasers of the Common Stock between April 11, 1997 and December 18, 1997, and seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the court may deem proper. On June 30, 1998, the plaintiff amended the complaint to add additional plaintiffs, to add as a defendant Mego Financial, the Company's former parent, and to extend the class period through and including May 20, 1998. On September 18, 1998, the Company, Jeffrey S. Moore and Mego Financial filed motions to dismiss the complaint. On April 8, 1999, the court granted each of these motions. In the court's order dismissing the complaint, the plaintiffs were permitted, upon proper motions, to serve and file a second amended and redrafted complaint within 30 days. On May 10, 1999, the Plaintiffs moved for leave to file and serve the second amended and redrafted complaint contemplated in the earlier order. The court granted Plaintiffs' motion and accepted the second amended complaint on June 8, 1999. On July 19, 1999, the Company, Jeffrey S. Moore and Mego Financial filed motions to dismiss the second amended and redrafted complaint. Those motions are still pending. Discovery is stayed until the court rules on the motions to dismiss. The Company believes it has meritorious defenses to this lawsuit and that resolution of this matter will not result in a material adverse effect on the business or financial condition of the Company.

     On October 2, 1998, an action was filed in the United States District Court for the Western Division of Tennessee by Traci Parris, as a purported class action suit against Mortgage Lenders Association Inc., the Company and City Mortgage Services, Inc., one of the Company's strategic partners. The complaint alleges, among other things, that the defendants charged interest rates, origination fees and loan brokerage commissions in excess of those allowed by law. The named plaintiff seeks to represent a class of borrowers and seeks damages in an unspecified amount, reform or nullification of loan agreements, injunction, costs, attorney's fees and such other relief as the court may deem just and proper. On October 27, 1998, the Company filed a motion to dismiss the complaint for lack of jurisdiction, which the court denied on May 18, 1999. On July 6, 1999, the court denied the Company's subsequent motion for reconsideration, and on the same date granted the Company's request for interlocutory appeal to the United States Court of Appeals for the Sixth Circuit on the question of jurisdiction. On July 15, 1999, the Company filed an interlocutory appeal to the Court of Appeals. On September 28, 1999, the Court of Appeals agreed to accept the Company's interlocutory appeal on the jurisdictional question, and docketed the appeal. That interlocutory appeal is still pending. The Company believes it has meritorious defenses to this lawsuit and that resolution of this matter will not result in a material adverse effect on the business of financial condition of the Company.

     In the ordinary course of its business, the Company is, from time to time, named in lawsuits. The Company believes that resolution of these matters will not have a material adverse effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the quarter ended November 30, 1999.

ITEM 5.  OTHER INFORMATION

     In order to improve its liquidity situation, the Company has obtained commitments from the holders of $28.0 million principal amount of its outstanding Subordinated Debentures to exchange such outstanding Subordinated Debentures for $12.0 million principal amount of new Exchange Notes and for the equivalent of 22 1/2% of the Company's outstanding Common Stock based on the number of fully-diluted shares of Common

Stock (excluding out-of-the money options). In addition, the holders of such Subordinated Debentures have agreed to waive the payment of approximately $2.0 million of accrued interest payable to them in December 1999 under the terms of the Indenture governing the Subordinated Debentures. Under the terms of the Exchange Notes, no interest will be payable to the noteholders by the Company until June 15, 2001, although interest will accrue from the date of issuance. Completion of the exchange is contingent on the finalization of documentation related to the exchange, and the issuance of Common Stock to the current holder of Subordinated Debentures may require the approval of the Company's stockholders under the rules of the Nasdaq Stock Market. The Company expects that the discount in the principal amount of notes outstanding and the waiver of the interest payment will result in the reduction of the Company's projected cash expenditure by $3.4 million over the next twelve months.

     In addition, the Company received a commitment from Value Partners to purchase $7.0 million principal amount of Secured Notes in addition to the $7.0 million principal Amount of Secured Notes purchased by Value Partners in August 1999. To date, $2.0 million principal amount of these Secured Notes have already been sold. Consummation of the sale the additional $5.0 million of Secured Notes is subject to the execution of mutually agreed upon amendments to the Secured Note Purchase Agreement between the parties and other related agreements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The Company hereby agrees to furnish to the Commission upon request any instrument defining the rights of the holders of long-term debt of the Company.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 10.1      --   Secured Convertible Note Purchase Agreement by and between the Company and Value Partners, Ltd. dated August 31, 1999
 10.2      --   Amendment Number 1 to Secured Convertible Note Purchase
                Agreement by and between the Company and Value Partners,
                Ltd. dated December 13, 1999
 10.3      --   Amendment Number 2 to Secured Convertible Note Purchase
                Agreement by and between the Company and Value Partners,
                Ltd. dated December 31, 1999
 10.4      --   Amended and Restated Pledge and Security Agreement by and
                between the Company and Value Partners, Ltd. dated December
                31, 1999
 10.5      --   Registration Rights Agreement by and between the Company,
                Value Partners, Ltd. and T. Rowe Price Recovery Fund II,
                L.P. dated August 31, 1999
 10.6      --   Amendment Number 1 to Registration Rights Agreement by and
                between the Company, Value Partners, Ltd. and T. Rowe Price
                Recovery Fund II, L.P. dated December 13, 1999
 10.7      --   Amendment Number 2 to Registration Rights Agreement by and
                between the Company, Value Partners, Ltd. and T. Rowe Price
                Recovery Fund II, L.P. dated December 31, 1999
 27.1      --   Financial Data Schedule (for SEC use only).
 99.1      --   Altiva Financial Corporation Private Securities Litigation
                Reform Act of 1995 Safe Harbor Compliance Statement for
                Forward-Looking Statements

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

Date: January 14, 2000