Form 10-Q
period 2000-02-29
ALTIVA FINANCIAL CORP
filed 2000-05-05
CIK 1023334

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 29, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM: _________ TO _________

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of April 28, 2000, there were 10,269,055 shares of Common Stock, $.01 par value per share, of the Registrant outstanding.

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

             Condensed Consolidated Statements of Financial Condition at August 31, 1999
             and February 29, 2000 ......................................................................

             Condensed Consolidated Statements of Operations for the Six Months Ended
             February 28, 1999 and February 29, 2000.....................................................

             Condensed Consolidated Statements of Cash Flows for the Six Months Ended
             February 28, 1999 and February 29, 2000.....................................................

             Condensed Consolidated Statements of Stockholders' Equity for the Six Months Ended
             February 29, 2000 ..........................................................................

             Notes to Condensed Consolidated Financial Statements........................................

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................................................

Item 3.      Quantitative and Qualitative Disclosure About Market Risk...................................



PART II      OTHER INFORMATION


Item 1.      Legal Proceedings..........................................................................

Item 4.      Matters Submitted to a Vote of Security Holders............................................

Item 5.      Other Information..........................................................................

Item 6.      Exhibits and Reports on Form 8-K...........................................................

SIGNATURE...............................................................................................

                          ALTIVA FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                                       FEBRUARY 28,
                                                                                          AUGUST 31,       2000
                                                                                            1999       (UNAUDITED)
                                                                                       -------------   ------------
                                                                                       (thousands of dollars, except
                                       ASSETS                                                 per share amounts)

 Cash and cash equivalents                                                               $  10,475     $    (173)
 Cash in transit to warehouse                                                                  101         3,275
 Cash deposits, restricted                                                                   2,903         2,559
 Loans held for sale, net of
      valuation allowance of $3,462 and $1,841                                              54,844        56,505
 Mortgage related securities, at fair value                                                 31,757        31,009
 Other receivables                                                                           5,260         5,302
 Property and equipment, net of accumulated depreciation of $1,793
     and $2,338                                                                              3,068         2,569
 Prepaid debt expenses                                                                       2,207           706
 Deferred federal income tax asset                                                          11,229        11,531
 Deferred state income tax asset                                                             1,053         1,133
 Goodwill                                                                                   11,463        11,330
 Other assets                                                                                1,026           596
                                                                                         ---------     ---------

                Total assets                                                             $ 135,386     $ 126,342
                                                                                         =========     =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Warehouse line                                                                      $  61,513     $  55,589
     Secured revolving credit lines                                                         12,478        17,793
     Notes and contracts payable                                                             1,499         1,165
     Accounts payable and accrued liabilities                                                8,054         8,893
     Subordinated debt                                                                      30,724        19,795
                                                                                         ---------     ---------
                Total liabilities                                                          114,268       103,235
                                                                                         ---------     ---------



 Stockholders' equity:
     Convertible Preferred Stock, $.01 par value per share
        (Authorized--5,000,000 shares;                                                           1             1
        Issued and outstanding - 62,500 at August 31, 1999
        and 56,925 at February 29, 2000)
     Common Stock, $.01 par value per share
        (Authorized--400,000,000 shares;
        Issued and outstanding--3,656,426 at August 31, 1999
        and 4,397,894 at February 29, 2000)                                                     37            41
     Additional paid-in capital                                                            125,412       125,408
     Accumulated deficit                                                                  (104,332)     (102,343)
                                                                                         ---------     ---------

                                                                                                              --
                Total stockholders' equity                                                  21,118        23,107
                                                                                         ---------     ---------

                 Total liabilities and stockholders' equity                              $ 135,386     $ 126,342
                                                                                         =========     =========

  See notes to condensed consolidated financial statements and recent events.

                          ALTIVA FINANCIAL CORPORATION
                             CONDENSED CONSOLIDATED
                        STATEMENTS OF FINANCIAL CONDITION
                                  (unaudited)

                                                             THREE MONTHS                      SIX MONTHS
                                                           ENDED FEBRUARY 29,               ENDED FEBRUARY 29,
                                                     -----------------------------   -----------------------------
                                                         1999              2000          1999             2000
                                                     -----------      ------------   -----------      ------------
                                                     (thousands of dollars, except   (thousands of dollars, except
                                                          per share amounts)                per share amounts)
REVENUE:
    Gain (loss) on sale of loans                      $      220      $    2,157      $      392      $    6,398
    Net unrealized gain (loss) on mortgage related
     securities                                             (439)         (1,481)           (169)         (2,105)
    Loan servicing income, net                                92              47             332             144

    Interest income                                        1,741           3,176           3,343           6,352
    Less: interest expense                                (2,302)         (2,266)         (4,067)         (5,493)
                                                      ----------      ----------      ----------      ----------
      Net interest income (expense)                         (561)            910            (724)            859
                                                      ----------      ----------      ----------      ----------

            Total net revenues (expenses)                   (688)          1,633            (169)          5,296
                                                      ----------      ----------      ----------      ----------

COST AND EXPENSES:
    Net provision for credit losses                         (340)             --            (297)             --
    Depreciation and amortization                            245             494             460             928
    Other interest                                            21              23              63              50
    General and administrative:
      Payroll and benefits                                 1,627           3,830           3,606           8,229
      Supplies and postage                                    66             209             137             465
      Rent and lease expenses                                309             499             668           1,038
      Professional services                                  789             607           1,753           1,259
      Insurance                                              165             111             350             302
      Sub-servicing fees                                      78              82             100             120
      Taxes and licensing fees                                64             143             126             204
      Communications                                         118             214             237             422
      Bank and wire fees                                      89              46             226             114
      Travel and entertainment                               127             174             236             446
      Legal settlement                                     1,186              --           1,186              --
      Other                                                   11             436             187             932
                                                      ----------      ----------      ----------      ----------

            Total costs and expenses                       4,555           6,868           9,038          14,509
                                                      ----------      ----------      ----------      ----------

(LOSS) BEFORE INCOME TAXES AND
      EXTRAORDINARY ITEM                                  (5,243)         (5,235)         (9,207)         (9,213)
INCOME TAX (BENEFIT) BEFORE
       EXTRAORDINARY ITEM                                 (2,120)         (1,972)         (3,590)         (3,460)
                                                      ----------      ----------      ----------      ----------
NET (LOSS) BEFORE EXTRAORDINARY ITEM                      (3,123)         (3,263)         (5,617)         (5,753)
EXTRAORDINARY ITEM, NET OF TAXES                           4,812           7,743           4,812           7,743
                                                      ----------      ----------      ----------      ----------
NET INCOME (LOSS)                                     $    1,689      $    4,480      $     (805)     $    1,990
                                                      ==========      ==========      ==========      ==========



EARNINGS PER COMMON SHARE:
Basic:
    Net income (loss)                                 $     0.55      $     1.11      $    (0.26)     $     0.51
                                                      ==========      ==========      ==========      ==========
    Weighted-average number of common shares           3,056,666       4,050,487       3,056,666       3,925,815
                                                      ==========      ==========      ==========      ==========

Diluted:
    Net income (loss)                                 $     0.55      $     1.11      $    (0.26)     $      .51
                                                      ==========      ==========      ==========      ==========
    Weighted-average number of common shares and
      assumed conversions                              3,056,666       4,050,487       3,056,667       3,925,815
                                                      ==========      ==========      ==========      ==========


  See notes to condensed consolidated financial statements and recent events.

                          ALTIVA FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            SIX MONTHS ENDED
                                                                                              FEBRUARY 29,
                                                                                         -----------------------
                                                                                            1999         2000
                                                                                         ---------     ---------
                                                                                         (thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                                    $     805     $   1,990
                                                                                         ---------     ---------
    Adjustments to reconcile net loss to net cash used in operating activities:
       Loans originated for sale, net of loan fees                                         (32,501)     (180,283)
       Proceeds from sale of loans                                                          27,031       179,655
       Payments on loans held for sale                                                       1,040           701
       Lower of cost or market adjustment                                                   (9,169)       (1,734)
       Net provisions (benefit) for estimated credit losses                                   (297)           --
       Market valuation of mortgage related securities                                         645         1,711
       Additions to mortgage related securities                                             (1,125)           --
       Accretion of residual interest on mortgage related securities                        (1,260)       (1,551)
       Payments on mortgage related securities                                                 870           421
       Amortization of mortgage related securities                                              --           167
       Amortization of mortgage servicing rights                                                 7            --
       Proceeds from sale of mortgage servicing rights                                          76            --
       Depreciation and amortization expense                                                   460           928
       Additions to prepaid debt expense                                                        --           985
       Amortization of prepaid debt expense                                                    388           516
       Changes in operating assets and liabilities:
         Cash deposits, restricted                                                             507        (2,830)
         Deferred income taxes (benefit)                                                       221          (382)
         Other assets, net                                                                  (3,572)          431
         Other receivables, net                                                                 --           (42)
         Goodwill                                                                               --          (249)
         Accounts payable and accrued liabilities                                          (10,159)          838
                                                                                         ---------     ---------
            Total adjustments                                                              (26,838)         (718)
                                                                                         ---------     ---------
               Net cash used in operating activities                                       (26,033)        1,272
                                                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                          (1,308)          (48)
                                                                                         ---------     ---------
       Net cash used in investing activities                                                (1,308)          (48)
                                                                                         ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on notes and contracts payable                                     22,871       226,191
Payments on notes and contracts payable                                                     (5,752)     (227,133)
Repurchase of subordinated debt                                                            (11,867)      (10,878)
Amortization of premium on subordinated debt                                                   (33)          (52)
                                                                                         ---------     ---------

    Net cash provided by financing activities                                                5,219       (11,872)
                                                                                         ---------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (23,723)      (10,648)
                                                                                         ---------     ---------
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD                                              36,404        10,475
                                                                                         ---------     ---------
CASH AND CASH EQUIVALENTS--END OF PERIOD                                                 $  12,681     $    (173)
                                                                                         =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                                          $   1,021     $   3,563
                                                                                         =========     =========
       State income taxes                                                                $      94     $      --
                                                                                         =========     =========

  See notes to condensed consolidated financial statements and recent events.

                          ALTIVA FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                  CONVERTIBLE
                                                PREFERRED STOCK              COMMON STOCK                     RETAINED
                                                $.01 PAR VALUE             $.01 PAR VALUE       ADDITIONAL    EARNINGS
                                          ------------------------   -------------------------   PAID-IN    -----------
                                             SHARES       AMOUNT        SHARES       AMOUNT      CAPITAL     (DEFICIT)      TOTAL
                                          ------------ ------------  ------------ ------------ -----------  -----------  -----------
                                                                        (THOUSANDS OF DOLLARS)
Balance at August 31, 1999                  62,500     $     1        3,656,426    $    37        $125,412    $(104,332)    $21,118

Conversion of Preferred to Common Stock     (5,595)         --          406,873          4              (4)

Net gain for the six months ended
    February 29, 2000                                                                                   --        1,990       1,990
                                            ------     -------        ---------    -------        --------    ---------     -------

Balance at February 29, 2000                56,905     $     1        4,063,299    $    41        $125,408    $(102,342)    $23,108
                                            ======     =======        =========    =======        ========    =========     =======

                          ALTIVA FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 29, 2000


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, when read in conjunction with the audited Financial Statements for the years ended August 31, 1998 and 1999 contained in Form 10-K of Altiva Financial Corporation (the "Company") filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1999, the accompanying unaudited Condensed Consolidated Financial Statements contains all of the information necessary to present fairly the financial condition of the Company at February 29, 2000, the results of its operations for the six months ended February 28, 1999 and February 29, 2000, the change in stockholders' equity for the six months ended February 29, 2000, and the cash flows for the six months ended February 28, 1999 and February 29, 2000. Certain reclassifications have been made to conform prior periods with the current period presentation.

         The preparation of financial statements, in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments, which are normal and recurring in nature, necessary for the fair presentation of these statements have been included herein. The results of operations for the six months ended February 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.       RECENT EVENTS

         On March 3, 2000, the Company announced that it had received the $4.0 million balance of the $7.0 million associated with its recapitalization. The Company also received a subscription from over 92% of its old 12 1/2% subordinated debt holders who will exchange their old notes in the principal amount of over $28 million for new secured notes in the principal amount of approximately $17 million, a portion of which were converted into common stock, upon shareholder approval, which was obtained at the Company's annual meeting on March 9, 2000.

         The recapitalization referred to above is more specifically detailed as follows: the Company sold $14,000,000 principal amount of 12 1/2% Secured Convertible Senior Notes of the Company due 2006 (the "New Notes"). The consideration received for such New Notes consisted of $4.0 million cash and the tendering to the Company of $10.0 million principal amount of previously issued 12% Secured Convertible Notes due 2006. In addition, the company received a binding commitment from over 92% of the beneficial owners of its currently outstanding 12 1/2% Subordinated Notes due 2001 (the "Subordinated Notes") to exchange their Subordinated Notes

(approximately $28,000,000) for new 12% Secured Convertible Senior Notes due 2006 (the "Exchange Notes") in the principal amount of approximately $17,000,000. Approximately, one-third (1/3) of the Exchange Notes will be mandatorily convertible into the Company's common stock at $1.00 per share upon shareholder approval, which was obtained March 9, 2000.

         On March 24, 2000, the Company announced that it completed its previously announced exchange offer for its outstanding 12 1/2 % Subordinated Notes due 2001. The holders of over 96.5% of the Subordinated Notes, or approximately $28.5 million in principal amount, participated in the exchange offer. The participants will receive, in the aggregate, approximately $12.5 million principal amount of 12% Secured Convertible Senior Notes due 2006 and
6.2 million shares of common stock.

         During early April 2000, Altiva Financial Corporation, and its wholly-owned subsidiary. The Money Centre, Inc., suffered severe liquidity problems resulting from lower than anticipated loan production and inability to realize sufficient revenues from whole loan sales to pay the Company's and its subsidiary's expenses when due.

         On April 12, 2000 Altiva Financial Corporation halted trading of the Company's stock on the Nasdaq Small Cap Market. Altiva Financial previously announced that it had sold $14.0 million principal amount of 12% Secured Convertible Senior Notes due 2006, with net cash proceeds to Altiva Financial of $4.0 million and that it had refinanced most of the $30.4 million principal amount of its outstanding 12 1/2% Subordinated Notes due 2001. While these events generated additional liquidity for Altiva Financial, the viability of Altiva Financial's operations remained dependent on improving loan production by The Money Centre, Inc., Altiva Financial's wholly-owned operating subsidiary, and upon selling the Company's existing loan inventory at prices above cost. During the calendar quarter ended March 31, 2000, loan production by The Money Centre, Inc. was significantly below levels that the Company expected. In addition, as of March 31, 2000, the sale price of loans sold during the period were lower than the Company expected. These events contributed to a significant deterioration in Altiva Financial's available cash and its inability to obtain an additional cash infusion resulted in the Company releasing substantially all its staff on Friday, April 14, 2000. The issues leading to the Company's current liquidity crisis have required significant focus by Senior Management.

         Subsequent to the quarter ending February 29, 2000, three of the Company's five directors resigned, including Spencer I. Browne, Hubert M. Stiles, Jr. and David J. Vida, Jr. Messrs. Stiles and Vida each represented major investors and creditors of the Company. Mr. Browne was one of the Company's two outside directors.

         The liquidity crisis and reported downsizing has caused the Company to be in breach of certain debt covenants, including covenants contained in its warehouse borrowing facilities. As a result, certain of the Company's secured creditors have taken possession of the collateral securing their loans, including a portion of the Company's potentially income-producing assets, such as loans held for sale. The Company is also in default on most of its lease obligations and is negotiating with its landlords to resolve such defaults. As a result of the announced downsizing, director resignations and winding up of the Company's business, certain of the regulatory authorities granting the Company's licenses and/or qualifications to do business have requested that the Company update its filing with them and/or surrender its licenses. The Company is attempting to comply with the requests of its licensing authorities to the extent that it has funds available to pay the requisite update filing fees and to retain staff necessary to handle the work related to the authorities' compliance requests.

         The Nasdaq Stock Market has notified the Company of its intent to delist the Company's stock from the Nasdaq Stock Market if the Company failed to file its report Form 10-Q with the Securities and Exchange Commission by April 25, 2000. At the time the Company received such notice, the Company was attempting to comply with an earlier communication from Nasdaq requesting additional information from the Company no later than April 28, 2000. Effective May 1, 2000, the Company delisted its stock on the Nasdaq Small Market. This report of subsequent events is in the substance of that additional information requested by Nasdaq.

         The Company has not sought protection under the United States Bankruptcy Code and is proceeding with an orderly cessation of business. However, it is possible that actions of the Company's creditors or other unanticipated events may force the Company to seek protection under the United States Bankruptcy Code.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectations and estimates as to the Company's business operations, including the introduction of new loan programs and products and future financial performance, including growth in revenues and net income and cash flows. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. Also, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

         The following discussion and analysis should be read in conjunction with the Condensed Financial Statements, including the notes thereto, contained elsewhere herein and in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999. (SEE RECENT EVENTS)

GENERAL

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

         The Company's marketing strategies are typical of those used in retail production including: telemarketing, direct mail, television and radio advertising, third-party loan programs and consumer trade shows. A Company website is currently under construction and may be used to provide consumer loan applications and information to the public about the Company's products and services. The retail production platforms are located in Las Vegas, Nevada and Charlotte, North Carolina. (SEE RECENT EVENTS)

LOAN PRODUCTION

         The following table sets forth certain data regarding loans produced by the Company during the six months ended February 28, 1999 and February 29, 2000:

                                                            SIX MONTHS ENDED FEBRUARY 29,
                                                   ---------------------------------------------
                                                          1999                     2000
                                                   -------------------      --------------------
                                                                  (dollars in thousands)
Principal balance of loans produced:
  Wholesale:
         Equity + loans                            $ 7,009       20.9%      $     --        0.0%

         Home equity                                20,537       61.2        158,076       79.7
                                                   -------      -----       --------      -----
             Total wholesale                        27,546       82.1        158,076       79.7
                                                   -------      -----       --------      -----

Retail:
         Equity + loans                              2,748        8.2             --         --

         Home equity                                 3,259        9.7         40,216       20.3
                                                   -------      -----       --------      -----
             Total retail                            6,007       17.9         40,216       20.3
                                                   -------      -----       --------      -----
     Total principal amount of loans produced      $33,553      100.0%      $198,292      100.0%
                                                   =======      =====       ========      =====



LOAN SALES

         The following table sets forth the principal amount of loans sold and related gain (loss) on sale for the six months ended February 28, 1999 and February 29, 2000.

                                                                                             SIX MONTHS ENDED
                                                                                                FEBRUARY 29,
                                                                                         -----------------------
                                                                                            1999         2000
                                                                                         ---------     ---------
                                                                                          (dollars in thousands)
Principal Amount of Loans Sold(1):
        Title I                                                                          $   3,446     $      --
        Equity +                                                                            14,164         2,701
        Home Equity                                                                          9,421       168,710
                                                                                         ---------     ---------
               Total                                                                     $  27,031     $ 171,411
                                                                                         =========     =========

Gain on sale of loans                                                                    $     392     $   6,398
                                                                                         =========     =========

Net unrealized gain (loss) on mortgage related securities                                $    (169)    $  (2,105)
                                                                                         =========     =========

Gain on sale of loans as a percentage of principal balance of loans sold                       1.5%          3.7%
                                                                                         =========     =========

Gain on sale of loans plus net unrealized loss on mortgage related
   securities as a percentage of principal balance of loans sold                               0.8%          2.5%
                                                                                         =========     =========


-----------------------

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

         The gain on sale of loans can vary for several reasons, including the relative amounts of Equity +, Home Equity and Title I Loans, each of which type of loan has different (i) estimated prepayment rates, (ii) weighted-average interest rates, (iii) weighted-average maturities and (iv) estimated future default rates. Typically, the gain on sale of loans through securitizations is higher than on whole loan sales; however, engaging in securitizations requires an up-front cash expenditure and can have an adverse effect on a company's financial condition due to unanticipated write downs in the value of the residual securities retained by the Company which may be caused by, among other things, unanticipated changes in prepayment and default rates assumed by the company. The Company entered into no securitizations during the six months ended February 28, 1999 and February 29, 2000.

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

LOAN DELINQUENCIES

         The following table sets forth the Equity + and Home Equity loan delinquencies as of the dates indicated.

                                                                                AUGUST 31,          FEBRUARY 29,
                                                                                   1999                 2000
                                                                              ------------          ------------
                                                                                   (dollars in thousands)
Home Equity and Equity (1):
   31-60 days past due                                                           7.23%                  4.73%
   61-90 days past due                                                           2.24                   1.70
   91 days and over past due                                                    13.50                   9.99
                                                                                -----                  -----
Total past due                                                                  22.97%                 16.42%

(1) Represents the dollar amount of delinquent loans as a percentage of the total dollar amount of loans.

RESULTS OF OPERATIONS

Six Months Ended February 29, 2000 Compared to Six Months Ended February 28,
1999

         In the first months of fiscal 1999, the Company focused on (1) liquidating its loan portfolio for cash to reduce its indebtedness while it explored alternatives to raise new capital and (2) initiating new strategic initiatives to return the Company to profitability. The Company did not begin to produce significant loan volume until July 1999. Such volume was attributable to production by The Money Centre, Inc. which was acquired by the Company in July 1999. As a result, the Company does not believe that its results for the six months ended February 2000, are comparable to the Company's results for the six months ended February 1999.

         Total Revenues. Total revenues increased $5.5 million to $5.3 million during the six months ended February 29,2000 from a loss of $169,000 during the six months ended February 28, 1999. The increase was attributable to loan production by The Money Centre, Inc.

         Gain on sale of loans increased $6.0 million to $6.4 million during the six months ended February 29, 2000 from $392,000 during the six months ended February 28, 1999. The increase was primarily the result of an increase in the volume of loans sold in the six months ended February 29, 2000 compared to the six months ended February 28, 1999.

         Net unrealized loss on mortgage related securities increased to a loss of $2.1 million during the six months ended February 29, 2000 from a loss of $169,000 during the six months ended February 28, 1999, a change of $1.9 million. This is attributed to the mark to market adjustment being greater during the six months ended February 29, 2000.

         Loan servicing income, net, decreased $188,000 to $144,000 during the six months ended February 29, 2000 from $332,000 during the six months ended February 28, 1999. This decrease was a result of the reduction in loan prepayment penalties earned during the six months ended February 28, 1999.

         Interest income, net of interest expense, increased $1.6 million, from a net expense of $724,000 to a net income of $859,000 during the six months ended February 29, 2000. The increase was primarily the result of increased interest income on loans produced by The Money Centre, Inc., partially offset by increased interest expense on the warehouse lines due to increased loan origination volume as compared to the six months ended February 28, 1999.

         Total General and Administrative Expenses. General and administrative expenses increased $4.7 million to $13.5 million for the six months ended February 29, 2000 from $8.8 million for the six months ended February 28, 1999. The increase is a result of the inclusion of the expenses incurred at The Money Centre, Inc., acquired by the Company during the fourth quarter of fiscal 1999.

         Payroll and benefits expense increased $4.6 million to $8.2 million for the six months ended February 29, 2000 from $3.6 million for the six months ended February 28, 1999. This increase can be attributed to an increase in staff due to the acquisition of The Money Centre, Inc.

         Supplies and postage expense increased $328,000 to $465,000 during the six months ending February 29, 2000 from $137,000 during the six months ended February 28, 1999. This increase can be attributed to the increase in business between the two periods due to the acquisition of The Money Centre, Inc.

         Professional service expense decreased $494,000 to $1.3 million during the six months ended February 29, 2000 from $1.7 million during the six months ended February 28, 1999. This decrease is attributed to reduced expenditures of contractual services and a decrease in legal and audit fees.

         During the six months ending February 29, 2000, travel and entertainment expenses increased $210,000, from $236,000 during the six months ending February 28, 1999, to $446,000 during the six months ended February 29, 2000. This increase can be attributed the travel necessary for corporate support relative to technology, human resources, compliance and general management.

         Net Income (Loss). Net income increased $2.8 million to $2.0 million during the six months ended February 29, 2000 from a loss of ($805,000) during the six months ended February 28, 1999. This increase is attributed to the addition of The Money Centre, Inc. during the last quarter of fiscal year 1999.

Three Months Ended February 29, 2000 Compared to Three Months Ended February 28, 1999

         In the first months of fiscal 1999, the Company focused on (1) liquidating its loan portfolio for cash to reduce its indebtedness while it explored alternatives to raise new capital and (2) initiating new strategic initiatives to return the Company to profitability. The Company did not begin to produce significant loan volume until July 1999. Such volume was attributable to production by The Money Centre, Inc. which was acquired by the Company in July 1999. As a result, the Company does not believe that its results for the three months ended February 2000, are comparable to the Company's results for the three months ended February 1999.

         Total Revenues. Total revenues increased $2.3 million to $1.6 million during the three months ended February 29, 2000 from a loss of $688,000 during the three months ended February 28, 1999. The increase was attributable to loan production by The Money Centre, Inc.

         Gain on sale of loans increased $2.0 million to $2.2 million during the three months ended February 29, 2000 from $220,000 during the three months ended February 28, 1999. The increase was primarily the result of an increase in the volume of loans sold in the three months ended February 29, 2000 compared to the three months ended February 28, 1999.

         Net unrealized loss on mortgage related securities increased to a loss of $1.5 million during the three months ended February 29, 2000 from a loss of $439,000 during the three months ended February 28, 1999, a change of $1.0 million. This is attributed to the mark to market adjustment being greater during the three months ended February 29, 2000.

         Loan servicing income, net, decreased $45,000 to $47,000 during the three months ended February 29, 2000 from $92,000 during the three months ended February 28, 1999. This decrease was a result of the reduction in loan prepayment penalties earned during the three months ended February 28, 1999.

         Interest income, net of interest expense, increased $1.4 million, from a net expense of $561,000 to a net income or $910,000 during the three months ended February 29, 2000. The increase was primarily the result of increased interest income on loans produced by The Money Centre, Inc., partially offset by increased interest expense on the warehouse lines due to increased loan origination volume as compared to the three months ended February 28, 1999.

         Total General and Administrative Expenses. General and administrative expenses increased $1.7 million to $6.3 million for the three months ended February 29, 2000 from $4.5 million for the three months ended February 28, 1999. The increase is a result of the inclusion of the expenses incurred at The Money Centre, Inc., acquired by the Company during the fourth quarter of fiscal 1999.

         Payroll and benefits expense increased $2.2 million to $3.8 million for the three months ended February 29, 2000 from $1.6 million for the three months ended February 28, 1999. This increase can be attributed to an increase in staff due to the acquisition of The Money Centre, Inc.

         Supplies and postage expense increased $143,000 to $209,000 during the three months ending February 29, 2000 from $66,000 during the three months ended February 28, 1999. This increase can be attributed to the increase in business between the two periods due to the acquisition of The Money Centre, Inc.

         Professional service expense decreased $182,000 to $607,000 during the three months ended February 29, 2000 from $789,000 during the three months ended February 28, 1999. This decrease is attributed to reduced expenditures of contractual services and a decrease in legal and audit fees.

         Net Income. Net income increased $2.8 million to $4.4 million during the three months ended February 29, 2000 from an income of $1.7 million during the three months ended February 28, 1999. This increase is attributed to the addition of The Money Centre, Inc. during the last quarter of fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were ($173,000) at February 29, 2000 compared to $10.5 million at August 31, 1999. The Company's principal cash requirements arise from loan production and payments of operating and interest expenses.

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

         In order to improve its liquidity situation, the company effected a recapitalization, which was completed on February 29, 2000, and in conjunction therewith, certain elements relative to stock ownership were approved by the shareholders at the Company's annual meeting on March 9, 2000. The recapitalization improved the Company's liquidity by:

         - Providing for a $7.0 million cash infusion paid during the period December 31, 1999 to March 3, 2000 by issuing $7.0 million of additional 125 Convertible Secured Notes.

         - Exchanging approximately $28.0 million of the Company's 12 1/2% Subordinated Debentures due December 2001 for approximately $12.0 million of new 12% Secured Notes due August 2006.

         - Waving of payment of approximately $1.9 million of accrued interest payable due December 1999 to participating Subordinated debenture holders.

         - Deferring interest payments on the above debt until June 15, 2001.

         - Modifying the convenants in the 12 1/2% Subordinated Debenture due December 2001 to remove, among other things, the limitations on borrowings and maintenance of net worth provisions.

         The ultimate source of liquidity continues to be based on the company's ability to control expenses and produce loans at a sufficient volume that create revenues at least equal to the Company's expenses. Additionally, there is no guarantee that the Company will not suffer additional unforeseen events that will cause further liquidity shortages.

         Specific transactions and loan facilities, which impact the Company's liquidity, are detailed as follows:

         - In order to improve its liquidity situation, the Company obtained commitments from the holders of approximately $28 million principal amount of its outstanding New Notes to exchange such outstanding Subordinated Debentures for approximately $12.0 million principal amount of new 12% Secured Notes due August 2006 (the "Exchange Notes") and for the equivalent of 22 1/2% of the Company's outstanding Common Stock based on the number of fully-diluted shares of Common Stock (excluding out-of-the money options). In addition, the holders of such New Notes have agreed to waive the payment of approximately $1.9 million of accrued interest payable to them in December 1999 under the terms of the Old Indenture governing the Old Notes. (Under the terms of the New Indenture, no interest will be payable to the holders of the New Notes by Altiva until June 15, 2001, although interest will accrue from the date of issuance.) The issuance of Common Stock to the current holders of Old Notes requires the approval of the Company's stockholders under the rules of the NASDAQ Stock Market. The approval was granted during the stockholders meeting on March 9, 2000. Altiva expects that the discount in the principal amount of notes outstanding and the waiver of the interest payment will result in the reduction of the Company's projected cash expenditure by $3.4 million over the next twelve months.

         - In addition, the Company received a commitment from Value Partners, Ltd. ("Value Partners") to purchase an additional $4.0 million principal amount of Amended Notes in addition to the Original Secured Notes already purchased. Consummation of this sale was completed on February 29, 2000 and of the remaining Secured Notes is subject to the execution of additional mutually agreed upon amendments to the Secured Note Purchase Agreement between the parties ("Secured Note Purchase Agreement") and other related agreements ("Related Agreements") which was approved at the Company's annual meeting on March 9, 2000.

         - In addition, there is no guarantee that the Company will not suffer additional unforeseen events that will cause further liquidity shortages. (SEE RECENT EVENTS)

         - The Company's liquidity and capital resources are impacted by certain material covenant restrictions existing in the Indenture governing the Company's outstanding 12 1/2% senior subordinated notes due 2001(the "New Notes"). These covenants include limitations on the Company's ability to incur certain types of additional indebtedness, grant liens on its assets and to enter into extraordinary corporate transactions. The Company may not incur certain additional indebtedness if, on the date of such incurrence and after giving effect thereto, the Consolidated Leverage Ratio (as defined therein) would exceed 1.5:1, subject to certain exceptions. At February 29, 2000, the Consolidated Leverage Ratio was .8837:1.

         The Sovereign Warehouse Line had an original termination date of December 29, 1998 and was renewable, at Sovereign's option, in six-month intervals for up to five years. During December 1998, the Sovereign Warehouse Line was renewed at $50.0 million and was reduced to $25.0 million on March 31, 1999 through March 31,1999. The Sovereign Warehouse Line is secured by specific loans held for sale and includes certain material covenants including maintaining books and records, providing financial statements and reports, maintaining its properties, maintaining adequate insurance and fidelity bond coverage and providing timely notice of material proceedings. As of February 29, 2000, the Company had approximately $22.7 million outstanding under the Sovereign Warehouse Line.

         The Money Centre, Inc. utilizes three warehouse lines with Centura, First Collateral Bank and the Sovereign Warehouse Line. The Centura Bank facility provided for a warehouse line of up to $30 million, accrues interest at prime rate + .5% to 1.75%, depending on the age of the loan, and expired on November 30, 1999 and was not renewed. The First Collateral facility provides for a warehouse line of credit of up to $25.0 million, accrues interest at LIBOR + 2.25% and Prime +3.75% for loans aged greater than 60 days. The Company is currently negotiating an extension on the First Collateral warehouse line. There have been no restrictions on the use of this facility during these negotiations. The facilities are secured by specific loans held for sale and includes certain material covenants including maintaining books and records, providing financial statements and reports, maintaining its properties, maintaining adequate insurance and fidelity bond coverage and providing timely notice of material proceedings. The outstanding balance for First Collateral Bank facilities as of February 29, 2000 totaled $26.4 million.

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

         In October 1997, the Company entered into a credit agreement with Textron Financial which converted into a term loan in May 1998 with monthly amortization derived from the cash flow generated from the respective mortgage related securities pledged as collateral. This term loan bears interest at the prime rate plus 2.5%, and matures in October 2002. The credit agreement includes certain material covenants, which includes restrictions relating to extraordinary corporate transactions, maintenance of adequate insurance and complying with certain financial tests. These tests include complying with a minimal consolidated adjusted tangible net worth and that the consolidated adjusted leverage ratio shall not exceed 3:1. As of August 31, 1998, the Company's consolidated adjusted tangible net worth was $54.1 million below the minimum required and the consolidated adjusted leverage ratio was 0.53:1. On December 9, 1998, the parties agreed to temporarily amend the borrowing base definition for the period from September 30, 1998 through April 30, 1999 by increasing the borrowing base from 50% to 55%. On May 1, 1999, the borrowing base returned to 50%. The minimum consolidated tangible net worth covenant was also adjusted, commencing retroactively, as of September 30, 1998 and the Company agreed to paydown the line by approximately $405,000 (the amount exceeding the applicable maximum amount of tranche credit) and pay an accommodation fee of $10,000. As of February 29, 2000, the Company's consolidated adjusted tangible net worth was $12.1 million above the minimum required and the consolidated adjusted leverage ratio was 2.703:1. In February 2000 Textron agreed to amend the consolidated adjusted leverage ratio to exclude warehouse borrowings. This approval was made at the request of Altiva to accommodate the reduction of subordinated debt and increased warehouse borrowings, which would have negatively affected this covenant. Altiva agreed to amortize the existing principal balance a minimum of $75,000 a quarter for a one year period beginning February 29, 2000 and $100,000 a quarter thereafter until a total of $1,000,000 in amortization is reached. Amortization may be in the form of cash flow generated from the mortgage-related securities pledged or from company payments.

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

         Net cash used in the Company's operating activities for the six months ended February 28, 1999 and February 29, 2000 was $27.6 million and $1.3 million, respectively. During the six months ended February 30, 1998 and 1999, net cash provided (used) by financing activities amounted to $13.8 million and $(1.9) million, respectively.

SEASONALITY

         The Company's production of residential mortgages is seasonal to the extent that borrowers use the proceeds for home improvement contract work. The Company's production of loans for this purpose tends to build during the spring and early summer months, particularly where the proceeds are used for pool installations. This change in seasons also precipitates the need for new siding, window and insulation contracts. Production declines dramatically from the holiday season (February and December) through the winter months. While the Company does not have substantial experience making loans to borrowers who intend to use the proceeds to purchase a residence, management believes that the market for such loans will follow the home sale cycle, higher in the spring through early fall than during the remainder of the year.

YEAR 2000 ISSUE

         The Company previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action. Management believes the Company has completed all of the activities within its control to ensure that the Company's systems are Year 200 compliant and the Company has experienced no interruptions to normal operations due to the start of the Year 2000.

         The Company's Year 2000 readiness costs were approximately $99,000 to purchase or upgrade its own hardware/software. The Company does not currently expect to apply any further funds to address Year 2000 issues.

         As of February 29, 2000, the Company has not experienced any material disruptions of its internal computer systems or software applications and has not experienced any problems with the computer systems or software applications of its third party vendors, suppliers or service providers. The Company will continue to monitor these third parties to determine the impact, if any, on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there appears to be no material business risk posed by any such non-compliance.

RECENT DEVELOPMENTS


         As previously announced, Altiva Financial Corporation, and its wholly-owned subsidiary, The Money Center, Inc. during April 2000 suffered severe liquidity problems resulting from lower than anticipated loan production and inability to realize sufficient revenues from whole loan sales to pay the Company's and its subsidiary's expenses when due.

         Subsequent to the consummation of the Company's recent recapitalization that was completed on February 29, 2000, a lack of cash and its inability to obtain an additional cash infusion resulted in the Company releasing substantially all its staff on Friday, April 14, 2000. The issues leading to the Company's current liquidity crisis have required significant focus by Senior Management.

         Subsequent to the quarter ending February 29, 2000, three of the Company's five directors resigned, including Spencer I. Browne, Hubert M. Stiles, Jr. and David J. Vida, Jr. Messrs. Stiles and Vida each represented major investors and creditors of the Company. Mr. Browne was one of the Company's two outside directors.

         The liquidity crisis and reported downsizing has caused the Company to be in breach of certain debt covenants, including covenants contained in its warehouse borrowing facilities. As a result, certain of the Company's secured creditors have taken possession of the collateral securing their loans, including a portion of the Company's potentially income-producing assets, such as loans held for sale. The Company is also in default on most of its lease obligations and is negotiating with its landlords to resolve such defaults. As a result of the announced downsizing, director resignations and winding up of the Company's business, certain of the regulatory authorities granting the Company's licenses and/or qualifications to do business have requested that the Company update its filing with them and/or surrender its licenses. The Company is attempting to comply with the requests of its licensing authorities to the extent that it has funds available to pay the requisite update filing fees and to retain staff necessary to handle the work related to the authorities' compliance requests.

         The Nasdaq Stock Market has notified the Company of its intent to delist the Company's stock from the Nasdaq Stock Market if the Company filed to file its report Form 10-Q with the Securities and Exchange Commission by April 25, 2000. At the time the Company received such notice, the Company was attempting to comply with an earlier communication from Nasdaq requesting additional information from the Company no later than April 28, 2000. This report of subsequent events is in the substance of that additional information requested by Nasdaq.

         The Company has not sought protection under the United States Bankruptcy Code and is proceeding with an orderly cessation of business. However, it is possible that actions of the Company's creditors or other unanticipated events may force the Company to seek protection under the United States Bankruptcy Code.

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

         As of February 29, 2000 the net fair value of all financial instruments held by the Company with exposure to interest rate risk was approximately $31.8 million. The potential decrease in fair value resulting from a hypothetical 5% increase in interest rates would be approximately $23.8 million.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 23, 1998, an action was filed in the United States District Court for the Northern District of Georgia by Robert J. Feeney, as a purported class action against the Company and Jeffrey S. Moore, the Company's former President and Chief Executive Officer. The complaint alleges, among other things, that the defendants violated the federal securities laws in connection with the preparation and issuance of certain of the Company's financial statements. The named plaintiff seeks to represent a class consisting of purchasers of the Common Stock between April 11, 1997 and December 18, 1997, and seeks damages in an unspecified amount, costs, attorney's fees and such other relief as the court may deem proper. On June 30, 1998, the plaintiff amended the complaint to add additional plaintiffs, to add as a defendant Mego Financial, the Company's former parent, and to extend the class period through and including May 20, 1998. On September 18, 1998, the Company, Jeffrey S. Moore and Mego Financial filed motions to dismiss the complaint. On April 8, 1999, the court granted each of these motions. In the court's order dismissing the complaint, the plaintiffs were permitted, upon proper motions, to serve and file a second amended and redrafted complaint within 30 days. On May 10, 1999, the Plaintiffs moved for leave to file and serve the second amended and redrafted complaint contemplated in the earlier order. The court granted Plaintiffs' motion and accepted the second amended complaint on June 8, 1999. On July 19, 1999, the Company, Jeffrey S. Moore and Mego Financial filed motions to dismiss the second amended and redrafted complaint. On March 9, 2000, the court granted the Company's, Moore's and Mego Financial motions and dismissed the case with prejudice. The plaintiffs have 30 days to appeal the ruling. The Company believes that resolution of this matter will not result in a material adverse effect on the business or financial condition of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during the quarter ended February 29, 2000.

ITEM 5.  OTHER INFORMATION

         During April 2000, Altiva Financial Corporation, and its wholly-owned subsidiary, The Money Centre, Inc. suffered severe liquidity problems resulting from lower than anticipated loan production and inability to realize sufficient revenues from whole loan sales to pay the Company's and its subsidiary's expenses when due.

         Subsequent to the consummation of the Company's recent recapitalization that was completed on February 29, 2000, a lack of cash and its inability to obtain an additional cash infusion resulted in the Company releasing substantially all its staff on Friday, April 14, 2000. The issues leading to the Company's current liquidity crisis have required significant focus by Senior Management.

         Subsequent to the quarter ending February 29, 2000, three of the Company's five directors resigned, including Spencer I. Browne, Hubert M. Stiles, Jr. and David J. Vida, Jr. Messrs. Stiles and Vida each represented major investors and creditors of the Company. Mr. Browne was one of the Company's two outside directors.

         The liquidity crisis and reported downsizing has caused the Company to be in breach of certain debt covenants, including covenants contained in its warehouse borrowing facilities. As a result, certain of the Company's secured creditors have taken possession of the collateral securing their loans, including a portion of the Company's potentially income-producing assets, such as loans held for sale. The Company is also in default on most of its lease obligations and is negotiating with its landlords to resolve such defaults. As a result of the announced downsizing, director resignations and winding up of the Company's business, certain of the regulatory authorities granting the Company's licenses and/or qualifications to do business have requested that the Company update its filing with them and/or surrender its licenses. The Company is attempting to comply with the requests of its licensing authorities to the extent that it has funds available to pay the requisite update filing fees and to retain staff necessary to handle the work related to the authorities' compliance requests.

         The Nasdaq Stock Market has notified the Company of its intent to delist the Company's stock from the Nasdaq Stock Market if the Company failed to file its report Form 10-Q with the Securities and Exchange Commission by April 25, 2000. At the time the Company received such notice, the Company was attempting to comply with an earlier communication from Nasdaq requesting additional information from the Company no later than April 28, 2000. This report of subsequent events is in the substance of that additional information requested by Nasdaq.

         The Company has not sought protection under the United States Bankruptcy Code and is proceeding with an orderly cessation of business. However, it is possible that actions of the Company's creditors or other unanticipated events may force the Company to seek protection under the United States Bankruptcy Code.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT NUMBER                            DESCRIPTION
--------------                            -----------

     27.1         Financial Data Schedule (for SEC use only).



Form 8-K     Filed March 28, 2000

Form 8-K     Filed April 17, 2000

Form 8-K     Filed April 19, 2000

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ALTIVA FINANCIAL CORPORATION


                                     By: /s/ J. RICHARD WALKER
                                         --------------------------------------
                                         J. Richard Walker
                                         Executive Vice President
                                         Chief Financial Officer



Date:  May 5, 2000